Form 10-Q
period 2013-06-30
Golden Edge Entertainment, Inc.
filed 2013-08-15
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

COMMISSION FILE NUMBER: 000-54958

GOLDEN EDGE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                      45-2283057

(State of Incorporation)                                  (I.R.S. Employer ID Number)

629 Neals Lane

Gallatin, Tennessee 37066

Tel: (770) 329-5298

(Address and telephone number of principal executive offices)

Copies to:  Daniel C. Masters, Esq.

P. O. Box 66

La Jolla, California 92038

(858) 459-1133 – Tel  ***  (858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           Yes  / /        No  /x/

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                  Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).            Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 7, 2013 was 17,180,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2013, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Financial Statements for the Three Months Ended

June 30, 2013 and 2012

(Unaudited)

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	June 30, 2013	Dec. 31, 2012
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$ 3,960	$ 5,000
Total Assets	$ 3,960	$ 5,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities	$ -	$ -
Total Liabilities	$ -	$ -

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
11,180,000shares issued and
outstanding as of 12/31/2012
and 17,180,000 issued and
outstanding as of 6/30/2013	$ 1,718	$ 1,118

Additional paid in capital	$ 70,227	$ 70,227

Deficit accumulated during
the development stage	$ (67,985)	$ (66,345)
Total Shareholders' Deficit	$ 3,960	$ 5,000
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 3,960	$ 5,000

The accompanying notes are an integral part of these financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Dec. 30, 2010
	3 Months Ended		6 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
Total Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses	$ -	$ -	$ 1,640	$ -	$ 67,985
Loss Before Income Tax	$ -	$ -	$ (1,640)	$ -	$ (67,985)

Income Taxes	$ -	$ -	$ -	$ -	$ -
Net Loss	$ -	$ -	$ (1,640)	$ -	$ (67,985)

Basic and Diluted
Loss per Share	$ -	$ -	$ (0.00)	$ -

Weighted Average Number
of Common Shares Outstanding	17,180,000	11,180,000	16,180,000	1,118,000

The accompanying notes are an integral part of these financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Dec. 30, 2010
	3 Months Ended		6 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating Activities:

Net Loss	$ -	$ -	$ (1,640)	$ -	$ (67,985)
Adjustment to Reconcile net income to cash
flows provided by operating activities
Common Stock issued per court order	$ -	$ -	$ -	$ -	$ 12,667
Warrants issued per court order	$ -	$ -	$ -	$ -	$ 53,678
(Decrease) in Accounts Payable	$ (1,040)	$ -	$ -	$ -	$ -
Changes in operating assets & liabilities
Accrued liabilities	$ -	$ -	$ -	$ -	$ -
Net Changes in operating activities	$ (1,040)	$ -	$ (1,640)	$ -	$ (1,640)

Financing Activities:

Common stock issued	$ -	$ -	$ 600	$ -	$ 5,600
Proceeds of loans	$ -	$ -	$ -	$ -	$ -
Net cash provided by financing activities	$ -	$ -	$ 600	$ -	$ 5,600
Cash, period increase (decrease)	$ (1,040)	$ -	$ (1,040)	$ -	$ 3,960

Cash, beginning period	$ 5,000	$ 5,000	$ 5,000	$ 5,000	$ -
Cash, ending period	$ 3,960	$ 5,000	$ 3,960	$ 5,000	$ 3,960

The accompanying notes are an integral part of these financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

(Unaudited)

Golden Edge Entertainment, Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder.

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company is a development stage business that intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Activities during the development stage have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC 260 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 5,000,000 warrants were outstanding as of June 30, 2013 and 2012.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2013 and 2012, the Company had no cash equivalents.

STOCK BASED COMPENSATION

The Company records stock-based compensation in accordance with the ASC 718 “Shares-Based Compensation” FASB Accounting Standards Classification using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

INCOME TAXES

Income taxes are provided in accordance with the ASC 740 “Income Tax” FASB Accounting Standards Classification. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 2012, FASB adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value

Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

January 2012, FASB adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

NOT ADOPTED

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3. GOING CONCERN

The Company sustained accumulated deficit during the years ended December 31, 2012 and 2011 and the quarters since. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of June 30, 2013, there were a total of 17,180,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”). The Court ordered the distribution of shares in Retail Spicy Gourmet, Inc. to all general unsecured creditors of SGO, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of 100,000 shares in the Company to the shareholders of SGO. The Court also ordered the distribution of 1,000,000 shares and 5,000,000 warrants in the Company to the administrative creditors of SGO, with these creditors to receive one share of common stock and five warrants in the Company for each $0.05 of SGO’s administrative debt which they held. The warrants consisted of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015.

On June 30, 2011 the Company issued a total of 10,000,000 common shares to its officers and directors for cash totaling $5,000 or $0.0005 per share. On February 1, 2013 the Company issued 6,000,000 common shares to an officer for services.

As a result of these issuances there were a total 17,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended June 30, 2013 and 2012 is as follow:

      Quarters Ended June 30,

    2013                                     2012

Net loss available to common shareholders           $                  (1,640)                  $                    -

Weighted average number of common shares                    17,180,000                               11,180,000

Basic Loss per share                                               $                (0.0001)                  $                    -

For the period from inception (December 30, 2010) to June 30, 2013 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder advances the Company the necessary funds to cover customary expenses. There was one shareholder advance during the three months ended March 31, 2013 which was repaid during the quarter ended June 30, 2013.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office space and services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. As of the date of this report, no warrants have been exercised. The gross value of $53,678 (or approximately $0.0107356 per warrant) were assigned to the warrants.

NOTE 9. SUBSEQUENT EVENTS

None.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

Golden Edge Entertainment, Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder in order to enhance their opportunity to recover from the bankruptcy estate.

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company is a development stage business that intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2013 we had $3,960 in cash and no other assets, and as of June 30, 2012 we had $5,000 in cash and no other assets. As of both June 30, 2013 and June 30, 2012 we had no liabilities. At June 30, 2013 we had an accumulated deficit of $67,985 and as of December 31, 2012, our last audit date, we had assets of $5,000, all in cash, and a deficit of $66,345. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings. We hope to do this within the next 90 days.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and other directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company has developed its business plan but has conducted no operations other than organizational efforts and the preparation of its SEC registration statement on Form 10. The Company’s business plan calls for the sale, on a special order, wholesale basis, of CDs and promotional merchandise such as caps and T-shirts to recording artists. Recording artists typically sell such merchandise to their fans on a retail basis at concerts and through their own websites. This business model relieves the Company of the need to distribute, market, or sell such merchandise to the public. We may sell music that can be digitally downloaded from websites such as Apple’s iTunes, but this will involve no cost to the Company once recording is completed, and recording costs are paid by the music artists or other clients. To the extent that we sell music through sites such as iTunes it will most likely be on a revenue sharing basis with the recording artists; this will compensate the Company for organizing the upload of the music.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has little cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our most recent Form 10-12G filing as filed with the SEC on August 7, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Statement of Operations for the

three months and six months ended June 30, 2013, (iii) Statement of Cash Flows for the three months and six months ended June 30, 2013, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013                GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Edgel Groves

 --------------------------------------

Edgel Groves

 President and Director

 By: /s/ Daniel Masters

--------------------------------------

 Daniel Masters

Secretary, Treasurer and Director