Form 10-Q
period 2013-09-30
Golden Edge Entertainment, Inc.
filed 2013-11-14
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Rule 12b-2 of the Exchange Act).            Yes  /x/        No  /  /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 7, 2013 was 17,180,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2013, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Financial Statements for the Three Months Ended

September 30, 2013 and 2012

(Unaudited)

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Sept. 30, 2013	Dec. 31, 2012
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$ 3,210	$ 5,000
Total Assets	$ 3,210	$ 5,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities	$ -	$ -
Total Liabilities	$ -	$ -

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
11,180,000shares issued and
outstanding as of 12/31/2012
and 17,180,000 issued and
outstanding as of 9/30/2013	$ 1,718	$ 1,118

Additional paid in capital	$ 70,227	$ 70,227

Deficit accumulated during
the development stage	$ (68,735)	$ (66,345)
Total Shareholders' Deficit	$ 3,210	$ 5,000
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ 3,210	$ 5,000

The accompanying notes are an integral part of these financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
Dec. 30, 2010
	3 Months Ended		9 Months Ended		through
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
Total Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses	$ 750	$ -	$ 2,390	$ -	$ 68,735
Loss Before Income Tax	$ (750)	$ -	$ (2,390)	$ -	$ (68,735)

Income Taxes	$ -	$ -	$ -	$ -	$ -
Net Loss	$ (750)	$ -	$ (2,390)	$ -	$ (68,735)

Basic and Diluted
Loss per Share	(0.000)	-	(0.000)	-

Weighted Average Number
of Common Shares Outstanding	17,180,000	11,180,000	16,513,333	11,180,000

The accompanying notes are an integral part of these financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
Dec. 30, 2010
	3 Months Ended		9 Months Ended		through
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Operating Activities:

Net Loss	$ (750)	$ -	$ (2,390)	$ -	$ (68,735)
Adjustment to Reconcile net income to cash
flows provided by operating activities
Common Stock issued per court order	$ -	$ -	$ -	$ -	$ 12,667
Warrants issued per court order	$ -	$ -	$ -	$ -	$ 53,678
(Decrease) in Accounts Payable	$ -	$ -	$ -	$ -	$ -
Changes in operating assets & liabilities
Accrued liabilities	$ -	$ -	$ -	$ -	$ -
Net Changes in operating activities	$ (750)	$ -	$ (2,390)	$ -	$ (2,390)

Financing Activities:

Common stock issued	$ -	$ -	$ 600	$ -	$ 5,600
Proceeds of loans	$ -	$ -	$ -	$ -	$ -
Net cash provided by financing activities	$ -	$ -	$ 600	$ -	$ 5,600
Cash, period increase (decrease)	$ (750)	$ -	$ (1,790)	$ -	$ 3,210

Cash, beginning period	$ 3,960	$ 5,000	$ 5,000	$ 5,000	$ -
Cash, ending period	$ 3,210	$ 5,000	$ 3,210	$ 5,000	$ 3,210

The accompanying notes are an integral part of these financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company is a development stage business that intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. The Company has been in the development stage since its formation and as of September 30, 2013 had not yet realized any revenues from its planned operations.

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 5,000,000 warrants were outstanding as of September 30, 2013 and 2012.

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

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2013 and 2012, the Company had no cash equivalents.

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

COMMON STOCK:  As of September 30, 2013, there were a total of 17,180,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 17,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at September 30, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended June 30, 2013 and 2012 is as follow:

	Quarters Ended September 30
	2013	2012
Net loss available to common shareholders	$ (1,640)	$ -
Weighted average number of common shares	17,180,000	11,180,000
Basic Loss per share	$ (0.0001)	$ -

For the period from inception (December 30, 2010) to September 30, 2013 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder has agreed to advance the Company the necessary funds to cover customary expenses if needed. There were no shareholder advances during the three months ended September 30, 2013 or 2012.

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

NOTE 9. SUBSEQUENT EVENTS

The Company realized its first revenues from operations in November, 2013.

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company is a development stage business that intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. The Company has been in the development stage since its formation and had not yet realized any revenues from its planned operations at September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2013 we had $3,210 in cash and no other assets, and as of September 30, 2012 we had $5,000 in cash and no other assets. As of both September 30, 2013 and September 30, 2012 we had no liabilities. At September 30, 2013 we had an accumulated deficit of $68,735 and as of December 31, 2012, our last audit date, we had assets of $5,000, all in cash, and a deficit of $66,345. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings. We hope to do this within the next 90 days.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and other directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company had developed its business plan but had not yet realized any revenue from operations  as of September 30, 2013. Its first revenues were realized in November, 2013. The Company’s business plan calls for the sale, on a special order, wholesale basis, of CDs and promotional merchandise such as caps and T-shirts to recording artists. Recording artists typically sell such merchandise to their fans on a retail basis at concerts and through their own websites. This business model relieves the Company of the need to distribute, market, or sell such merchandise to the public. We may sell music that can be digitally downloaded from websites such as Apple’s iTunes, but this will involve no cost to the Company once recording is completed, and recording costs are paid by the music artists or other clients. To the extent that we sell music through sites such as iTunes it will most likely be on a revenue sharing basis with the recording artists; this will compensate the Company for organizing the upload of the music.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Statement of

Operations for the three months and nine months ended September 30, 2013, (iii) Statement of Cash Flows for the three months and nine months ended September 30, 2013, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2013        GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Edgel Groves

 --------------------------------------

Edgel Groves

 President and Director

 By: /s/ Daniel Masters

--------------------------------------

 Daniel Masters

Secretary, Treasurer and Director