Form 10-K
period 2013-12-31
Golden Edge Entertainment, Inc.
filed 2014-03-26
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   000-54958

GOLDEN EDGE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE                                               45-2283057

(State or Incorporation)                               (I.R.S. Employer Id. No.)

629 Neals Lane, Gallatin, Tennessee 37066                                                          Tel: (770) 329-5298

(Address of principal executive offices)                                               (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if Golden Edge Entertainment, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes [  ]      No [x]

Indicate by check mark if Golden Edge Entertainment, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes [  ]   No [x]

Indicate by check mark whether Golden Edge Entertainment, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Golden Edge Entertainment, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [x]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Golden Edge Entertainment, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

Indicate by check mark whether Golden Edge Entertainment, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer     Accelerated filer     Non-accelerated filer

Smaller reporting company  [X]

Indicate by check mark whether Golden Edge Entertainment, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  [  ]    No [X]

The aggregate market value of Golden Edge Entertainment, Inc. common stock held by non-affiliates of Golden Edge Entertainment, Inc. as of the last business day of the most recently completed fiscal quarter (December 31, 2013) was approximately $0.00, based on lack of any trade or posted price reported by OTC on or prior to December 31, 2013.

There were 17,180,000 shares of Golden Edge Entertainment, Inc. common stock outstanding as of March 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

GOLDEN EDGE ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

INDEX

ITEM 1.       DESCRIPTION OF BUSINESS

BACKGROUND OF THE ISSUER AND ITS PREDECESSOR

Golden Edge Entertainment, Inc. (the “Company” or the “Issuer”) is an entertainment production company originally incorporated under the name Retail Spicy Gourmet, Inc. on December 30, 2010 in Delaware. The name was changed by amendment to the Certificate of Incorporation to Golden Edge Entertainment on February 26, 2013.

     The Company was originally incorporated as part of the implementation of the Chapter 11 plan of reorganization of Spicy Gourmet Organics, Inc. ("SGO"), a California corporation. SGO was formed in 2006 to sell specialty, organic spices  imported from South Asia in the United States. Sales of SGO’s spice products were slow to develop, and SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California. SGO's plan of reorganization was confirmed by the Court on November 19, 2010. The plan of reorganization provided, among other things, for the incorporation of this Issuer, the acquisition by it of SGO's retail spice sales business, and the distribution of shares in this Issuer to the bankruptcy creditors. Management of the Company was unsuccessful in developing the retail spice business, and searched for another business opportunity. The present business plan is the result of that search.

DESCRIPTION OF CURRENT BUSINESS

Golden Edge Entertainment, Inc. (the “Company” or the “Issuer”) will be primarily engaged in the business of providing professional services to the music recording industry. We intend to develop three sources of revenue: 1) Revenue from studio based recording production services; 2) Revenue from services related to the manufacture of CDs and uploading digital files to internet sites; 3) Revenue from services related to the manufacture of music related merchandise. We will not be engaged in the sale of music or related merchandise to the public.

We will derive our revenue much as a general building contractor does: we will organize and manage the work of sub-contractors - studios and professionals involved in music recording, manufacture of CDs, and manufacture of promotional merchandise, and we will charge our clients a fee which covers the cost of these sub-contractors as well as our management of them and profit.

Production Activities

The activities and responsibilities of a music producer vary widely. At a minimum, as a recording producer we will rent, on an hourly or daily basis, a recording studio equipped to provide all of the services necessary for recording and editing finished audio products. We will also hire the professionals necessary for production of the desired recording including engineers, technicians, musicians, etc. Like our rental of a studio, we will hire these production professionals on an hourly or daily basis. Our headquarters is in Gallatin, Tennessee a community which is home to several studios and music production professionals, and Gallatin is only 30 miles from Nashville, Tennessee, a city with more than 100 recording studios and numerous music professionals. We will charge the client, which may be a recording artist or the manager of an artist or the end user such as a company recording an advertisement, a production fee that incorporates these costs and includes a markup for our services. For the foreseeable future we will charge the client for recording services in advance, thus eliminating the need for our own capital to cover this aspect of our operations.

Our role as a producer may also expand to include identifying and contracting with musical groups and individual artists and promoting their talent. This also involves conducting recording sessions and overseeing the mixing and mastering process, but it can also involve coaching and guiding musicians and planning and directing their promotion.

We have been offered the opportunity to rent studio space in a state of the art, full production audio recording facility located in Gallatin, Tennessee, just 25 minutes North of Nashville, Tennessee. The facility has two control rooms, a main tracking room of 676 square feet, and separate piano, drum, guitar, and vocal recording rooms, as well as a CD duplicating capabilities. These recording capabilities are important because music is recorded in sections, with each part being recorded separately. For instance, the piano is recorded on one track, bass on another, vocals on another, and so on until all of the parts have been recorded. “Mixing” then, is the process of adjusting the volumes of the tracks in relation to each other, adding sound effects, re-tuning, and generally enhancing the individual parts as deemed necessary to attain the desired end product. “Mastering” is the process of fine-tuning the end product achieved in mixing by boosting or reducing levels throughout the frequency range of the soundtrack to tailor it to the medium of intended playback. The Gallatin facility also has two bathrooms, a full kitchen, and offices.

We are under no obligation to rent this studio on any basis – hourly, daily, weekly, or monthly – however we have the opportunity to rent it, should we wish to do so, on an hourly or daily basis. As noted above, our business model involves renting studio space and hiring recording professionals including engineers, technicians, musicians, etc. by the hour or by the day using and paying for only the time we actually need the studio and the professionals, and we will charge the client a fee which incorporates these costs and includes a profit for our services. There are many competing studios in the area should we wish to utilize another one, however management believes that this studio will meet all of the Company’s recording and CD manufacturing needs for the foreseeable future. The Company can rent this studio for $85 per hour or $850 per day.

In all of our producing activities revenue will be initiated through prior industry contacts of our President, Edgel Groves, and one of our other directors, Edgel Groves, Jr., as well as through internet advertising via a Company web page (which is not currently in place), and traditional print marketing. The Company has not generated any production revenues to date and cannot guarantee that any revenues will be generated.

Production of CDs and other Digital Recordings

Our professional services to the music industry will include production of finished audio products such as compact discs and digital music files. Musicians and musical groups sell music which they have recorded in the form of CDs to their fans at concerts and from websites. These CDs must be manufactured and packaged. We will provide the service of organizing the manufacture, packaging, and storage of CDs for musical groups, most of whom we expect will be using our music production services. Production of CDs in quantities up to 500 units will be done by the Company using the equipment available at the Gallatin studio or a similar facility. Larger quantity production will be outsourced to major duplicators and packaging plants which specialize in this, of which there are several. We have contacted several such facilities in the vicinity of Nashville, Tennessee to learn pricing, availability, and turnaround time. All are available to us, from multiple sources, on acceptable terms, without an advance contract, and therefore we have not entered into an agreement with any one of them. For the foreseeable future we will require payment in advance, at least equal to actual cost, for wholesale production of CDs, thus eliminating the need for our own capital to cover this aspect of our operations. We will also provide services to musicians by assisting them in registering with and uploading their music for sale to sites such as Apple’s “iTunes”. We will not be in the business of selling music. We will be in the business of providing professional support services to musicians engaged in direct-to-fan sales.

Promotional Merchandise

Many musicians and musical groups sell not only CDs but also other promotional merchandise such as T-shirts and caps, especially at concerts. We will provide the service of arranging for the manufacture of such merchandise for our artists and for others seeking such services. We will outsource the actual production of these items and charge a markup for our services. We have contacted several promotional merchandise manufactures both locally and nationally to discuss pricing, availability, and turnaround time of products including screen-printed and embroidered T-shirts and caps. All are available to us, from multiple sources, on acceptable terms, without an advance contract, and therefore we have not entered into an agreement with any one of them. For the foreseeable future we will charge the client for promotional merchandise in advance, at least equal to actual cost, thus eliminating the need for our own capital to cover this aspect of our operations.

Management

The Company is completely dependent on its President, Edgel Groves, for its business development. Mr. Groves’ career includes over thirty-five years as a recording artist, producer, songwriter and owner of a music publishing house. In 1981 he recorded the hit single “Footprints in the Sand” which sold millions of copies and was #1 in "country music," became a cross over hit, and reached #1 in “Christian and country gospel music.” It was also voted the number one requested song of 1981 by American radio DJs. Since then he has released several other recordings including a nine song CD, has given many concerts and TV appearances, and has produced TV music specials for WATC in Atlanta. As a result of his accomplishments he is well known in the music industry and has many friends and contacts among recording artists and among executives of entertainment related companies in the music industry. We believe Mr. Groves’ extensive background in the music and recording industry will bring key alliances in the industry to the Company. Mr. Groves and the Company’s three other directors (we have a total of four directors) have orally agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers or directors of the Company when the obligation is incurred. They have not set a maximum dollar amount that they are willing to provide to the Company, and they are not contractually obligated to fund the Company, and the Company cannot provide assurance that their funding will continue in the future.

The Company has no employees. Our President, Edgel Groves, is devoting approximately 30 hours per week to the affairs of the Company but he receives no compensation for this. The Company’s other three directors devote approximately one hour per week to the affairs of the Company and receive no compensation. The directors will consider compensation for Mr. Groves and the addition of employees when and if operating revenues develop.

Competition

The Company faces substantial competition from a number of providers of similar services. The Company operates in a highly fragmented industry. For example, in Nashville, Tennessee alone there are more than 100 music recording studios. Some studios are operated by a single recording producer, but others are rented out by the hour or by the day by various recording producers. Thus the number of recording producers in Nashville with whom we will compete is larger than the number of recording studios. Many of the Company's competitors, particularly those competitors who are large, have substantially greater financial, manufacturing, marketing and technical resources, have greater name recognition and customer allegiance than the Company.

While the fragmentation of the industry means the Company will have many competitors, some of those competitors are small and not well known. At the same time, some large, well financed, and well known businesses in the industry may not only be competitors but also customers. This is because the music industry, like the film and television industries, farms out much of its production. For example, music sold under the Sony Music label is often produced in small, independent recording studios, just as sitcoms airing on CBS are frequently filmed not at a CBS studio but at an independent facility.

Management believes that it has certain competitive advantages in such a fragmented industry. First among these advantages are the many contacts within the industry that the Company’s president has built up over the years. (See “Management” above.) We believe that these contacts will result in recording business. Second are the many contacts that another of our directors, Edgel Groves, Jr., brings to the Company. He is the manager of artists and repertoire, publicity, and product management for InsideOut Music, a subsidiary of Century Media Records devoted to progressive rock music. As A&R manager for InsideOut he is responsible for all 47 bands managed by the label in North America. Prior to InsideOut he worked with and/or managed numerous other bands in the United States and Europe. (See “Resumes” below.) Our third advantage is the high quality of the Gallatin studio where we expect to do much of our recording. Its construction quality, equipment, and amenities put it in the top tier of recording studios in the United States, easily capable of recording and mixing music for the most demanding artists.

JOBS Act

       Recently the United States Congress passed the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are “emerging growth companies.” We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

       We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

            In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) and the election is irrevocable.

ITEM 1A. RISK FACTORS.

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this registration statement before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

We have no operating history and no revenues or earnings from operations.

We have no assets other than a small amount of cash. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we produce our first music recordings, or sell our first recorded music, or sell our first merchandise. Further, there is no assurance that we will produce a recording or sell recorded music or sell any merchandise, or, if we do, that the sales price will be such that we can operate profitably. Even if we do achieve profitability, we may be unable to sustain or increase that profitability in the future. Results of operations will depend upon numerous factors, some beyond our control, including market acceptance of our products and services and competition. If we do not develop operations and revenues, the value of any investment in our Company may become worthless.

We are a shell company.

  A shell company, as defined under Rule 12b-2 of the Securities Exchange Act of 1934, is a registrant that has no or nominal operations and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Currently we have no operations, no revenues, and our assets consist solely of $5,000 in cash. Therefore we are a shell company as defined under Rule 12b-2.

We may require additional funds to achieve our current business strategy, which we may not be able to obtain which would affect our ability to operate.

While the Company will begin operations without raising significant capital by taking on projects from clients who will pay in advance for our services, it is possible that we will require additional funds at some point. There can be no assurance that additional funds will be available to the Company if needed, or, if available, that they will be available on terms which would be acceptable. If the Company’s capital is insufficient to operate successfully, and if additional funding is not available or not available on acceptable terms, the value of any investment in our Company may become worthless. Mr. Groves and the Company’s three other directors (we have a total of four directors) have orally agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers or directors of the Company when the obligation is incurred. They have not set a maximum dollar amount that they are willing to provide to the Company, and they are not contractually obligated to fund the Company, and the Company cannot provide assurance that their funding will continue in the future.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it. Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may not be able to continue to operate as a going concern

Our auditor has expressed the opinion that we may not be able to continue as a going concern. His opinion letter and the notation in the financial statements indicate that we do not have revenues, significant cash reserves, or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

Our Production operations require us to make subjective determinations as to the potential marketability of an artist.

The Company must make a subjective determination as to the marketability of an artist’s work when defining the terms of a production contract with an artist. If we sign artist’s who ultimately turn out to be unprofitable or fail to sign artists who ultimately turn out to be profitable for competitors, our financial condition may be adversely effected and the value of our securities, if any, may decline in value or become worthless.

Our success depends heavily on one individual and we have no insurance on that individual.

Our success depends almost exclusively on one individual, our President, Edgel Groves. Mr. Groves is the only member of our management team with experience in the music industry. The Company does not carry life or disability insurance on Mr. Groves. If the Company were to lose the services of Mr. Groves before operations or funding would allow the Company to hire other management with industry experience, the Company would most likely fail and the value of our securities, if any, decline in value or become worthless.

Our other Officers and Directors devote limited time to our business, which may negatively impact upon our plan of operations, implementation of our business plan and our potential profitability.

Apart from Mr. Groves, who devotes most of his time to the affairs of the Company, our directors are involved in other businesses, two of them have no experience in the music business, and the three directors other than our president dedicate only a limited amount of time to our business. The limited amount of time our other directors devote to our business and the limited experience which they have in our industry may be inadequate to implement our plan of operations and develop a profitable business.

Having only four directors limits our ability to establish effective independent corporate governance procedures.

We have only four directors (including our President).  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Any two of our three shareholding directors, voting together, will represent a majority of the shares issued and outstanding and will be able to approve all corporate actions without shareholder consent and will control our Company.

 Our president and director, Edgel Groves, currently owns approximately 34.9% of our Common Stock. Our secretary, treasurer and director, Daniel Masters, currently owns approximately 23.3% of our Common Stock. Our director, Ali Balaban, currently owns approximately 34.9% of our Common Stock. Because of this, any two of them acting in concert will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, they are three of the Company's four directors (the fourth, Edgel Groves, Jr., is not a shareholder). Any two of them acting in concert will also be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, any two of our three shareholding directors acting in concert may transact corporate business requiring shareholder approval by written consent, without soliciting the votes of other shareholders.

Some of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.

Many of our competitors are much larger companies and better capitalized. They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs. Their better financial resources could allow them to significantly out spend us on music recording, as well as marketing and production. We might not be able to maintain our ability to compete in this circumstance.

Our Common Stock may never be publicly traded and holders may have no ability to sell their shares.

There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for quotation on the OTC Bulletin Board or in any other trading system in the future. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("Finra") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. Finra will review the market maker's application (unless an exemption is applicable). If cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

 Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by where such securities represent "cheap stock" previously issued to promoters or others. Our officers received stock at a price of $.0005 for each share, and may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a)

Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b)

Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

     (c)

Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d)

Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     (e)

Not permitted to be registered or exempted from registration,

and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of "cheap stock" issued to promoters or others.  Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

Our Common Stock will be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our Common Stock will find it difficult to sell their securities, if at all.

ITEM 2.       PROPERTIES

We presently utilize office space at 629 Neals Lane, Gallatin, Tennessee. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months.

ITEM 3.       LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended December 31, 2013.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol, however there is no posted quote and no trades have taken place.

Holders

As of December 31, 2013, there were approximately 51 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings from which to pay dividends to date and we anticipate that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

Recent Sales of Unregistered Securities

         (a) Securities issued in bankruptcy.

(A) SECURITIES ISSUED IN BANKRUPTCY

     1,180,000 shares of our common stock were distributed to 48 shareholders by order of the U.S. Bankruptcy Court for the Central District of California as part of the confirmed Plan of Reorganization of Spicy Gourmet Organics, Inc. (the "Debtor"). The Court ordered the Company’s securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors' opportunity for recovery.

     5,000,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E

Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are currently exercisable and may be exercised at any time prior to November 19, 2015.

     The issuance of the 1,180,000 shares of common stock and the 5,000,000 warrants to purchase a total of 5,000,000 shares of common stock were issued in exchange for claims against the estate of the Debtor and were exempt from registration under the Securities Act of 1933, as amended, because they were issued under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code). In addition, we may have also relied upon section 3(a)(7) of the Securities Act of 1933 as a transaction ordered by a court as part of a bankruptcy reorganization.

(B) SECURITIES ISSUED IN A PRIVATE PLACEMENT

The Company issued 10,000,000 restricted shares of its common stock to two Directors, Ali Balaban and Daniel Masters, at $0.0005 per share on June 30, 2011, for total consideration of $5,000. On February 1, 2013 the Company issued 6,000,000 restricted shares of its common stock to Edgel Groves in exchange for his services. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that Section 4(2) was available because:

     -    The issuance involved no underwriter, underwriting discounts or commissions;

     -    We placed restrictive legends on all certificates issued;

     -    No sales were made by general solicitation or advertising;

     -    Sales were made only to accredited investors.

In connection with the above transactions, we provided the following to the investor:

     -    Access to all our books and records.

     -    Access to all material contracts and documents relating to our operations.

     -    The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The 16,000,000 shares of common stock issued in these private placements will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

       Stock Splits

We have never authorized a stock split or reverse stock split.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended December 31, 2013 and 2012 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Dec. 31, 2013	Dec. 31, 2012
Statement of Operations Data
Revenues	0	0
Expenses	9,040	0
Net Profit/Loss	(9,040)	0
Loss per share
Basic & Diluted	0.00	0.00

Balance Sheet Data
Cash	2,360	5,000

Total Assets	2,360	5,000

Liabilities	5,800	0

Stockholders’ Equity (Deficit)	(3,440)	5,000

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2013 and December 31, 2012. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2013 we had assets of $2,360, all in cash, and liabilities of $5,800 and we had an accumulated deficit of $75,385. As of December 31, 2012 we had assets of $5,000, all in cash, and no liabilities and we had an accumulated deficit of $66,345. Our only expenses in 2013, were for professional, general, and administrative expenses which totaled $9,040. In 2012 the Company was dormant and we had no expenses. Our increase in liabilities from $0 in 2012 to $5,800 in 2013 was the result of a loan from an officer and shareholder. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

     The Company has not yet realized any revenues or earnings from operations. Its website is now operational and it hopes to record its first revenues during the next quarter.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity,

capital expenditures or capital resources that is material to investors.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The Company has no contractual obligations.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. Shareholders of the Company have agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this Form 10-K; they consist of:

Reports Of Independent Registered Public Accounting Firms

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure. We have changed our audit firm from Anton & Chia, CPAs to Kenne Ruan, CPA.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (December 31, 2013). The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly segregate duties to implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director

Age

Year First Became a Director

Ali Balaban

44

Member since 2010

Edgel Groves

71

Member since 2013

Edgel Groves, Jr.

30

Member since 2013

Daniel Masters

68

Member since 2010

Principal Occupations During at Least the Past Five Years and Certain Directorships

RESUMES

Ali Balaban, age 44, has been a Director of the Company since 2010 and from December 2010 to February 1, 2013 he was President of the Company. During this same period he was also a Director of Yonja Group A.S., the acquirer of Spicy Gourmet Organics, Inc. (SGO) under SGO's bankruptcy plan of reorganization. Yonja sells European and U.S. food supplements and beauty products in Turkey and Mr. Balaban oversees project development at Yonja. From 2000 to 2010 he was the Chief Financial Officer and a Director of Homedrom Direct Response TV International, a retailer of consumer products through direct response television advertising in several European and Asian countries including Germany, Turkey, Ukraine, Kazakhstan, Georgia, Azerbaijan, and Cyprus. He remains a Director of that company. Since 2009 he has also been the Managing Director of Unite Technologies, a Ukraine based business which provides IT management services to major GSM (cell phone) network operators and call centers in Easter European countries. Mr. Balaban currently serves as a consultant on European Union policies and programs for IT, especially the E-Content and Sixth Framework Programs which offer grants and funds for European IT companies. Prior to 2000 Mr. Balaban was an executive at a leading software outsourcing company and at an apparel manufacturer. He earned his BA in Business Administration and his MA in Strategy from Universite Paul Valery in Montpellier, France and an MBA in Business from UCLA. Mr. Balaban was initially chosen as a Director of the Company because of his relationship with Yonja and its role in the successful bankruptcy reorganization of SGO. He has remained a Director because his extensive experience in business will allow him to provide valuable business insight from a perspective outside the recording industry.

Mr. Groves, age 71, has enjoyed a more than fifty year career as a recording artist, producer, songwriter and owner of a BMI registered publishing house. He has served as Chief Executive Officer and President of this Company since February 1, 2013. He has been the owner of Songs of American International Music, a BMI registered publishing house, since approximately 1975.  He served as Chief Executive Officer and Chief Financial Officer of Stars of Music, Inc. from 2001 through 2006, and since 2006  he has been independently producing studio recordings for other artists and appearing in concerts. He has produced music recordings and videos for numerous artists and has produced music specials for WATC, a television station in Atlanta, Georgia. In 1981 Mr. Groves recorded the hit single “Footprints in the Sand” which sold millions of copies and was #1 in "country music," became a cross over hit, and reached #1 in “Christian and country gospel music.” It was also voted the number one requested song of 1981 by American radio DJs. Since then he has released several other recordings including a nine song CD, has given many concerts and has made many TV appearances. Mr. Groves has experience in every phase of the recording and music industry from the creation of a song, to recording, to master mixing, packaging, distribution, marketing, sales and royalties, and he has numerous friends and acquaintances in all aspects of the industry. Mr. Groves was chosen as President and Director of the Company because of his extensive experience in the recording industry and his many contacts in the business.

Edgel Groves Jr., age 30, joined the Company as a Director in June, 2013. He is the son of our President. He is the manager of artists and repertoire (“A&R”), publicity, and product management for InsideOut Music, a subsidiary of Century Media Records devoted to progressive rock music. As A&R manager for InsideOut he is responsible for all 47 bands managed by the label in North America including such well known groups as Kansas, Sound of Contact, and Queensryche. This includes responsibility for publicity, recordings, concerts, tours, and merchandise sales for these 47 bands. From 2011 to 2013 he was marketing and promotions manager of GlassVille Music, a label headquartered in the Netherlands managing 16 bands. He has toured and played shows extensively as a musician performing in more than 1,500 concerts since 2001 and has played with such artists as Marillion, Pineapple Thief, Edwin McCain, Sister Hazel, REO Speedwagon, Tony Lucca, Marc Broussard, and many more. He has served as tour manager for Flower Kings, Neal Morse Band, Mike Portnoy, Riverside, Jolly, and Sun Domingo, and he has worked as event planner and manager for several music festivals. Mr. Groves studied business and music theory at the University of Georgia. He was elected a Director of the Company because of his extensive experience in the recording industry and his many contacts in the business.

Daniel Masters, age 68, has been Secretary, Treasurer, and a Director of the Company since December 2010. He is also an attorney and since 2002 he has maintained an independent, solo practice (“Law Offices of Daniel Masters”) practicing business and corporate law with an emphasis on corporate reorganizations. Before establishing his current law practice in 2002, Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co. and at Capital Technology Group; as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets; and as President of Golden Gate Capital, a venture capital group. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor of Arts Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. Mr. Masters was initially chosen as a Director of the Company because he represented SGO in its successful bankruptcy reorganization. He has remained a Director because his experience in corporate law and business development allow him to provide valuable legal and business advice to the Company.

The current executive officers of the Company are as follows:

Name of Officer

Age

Position

Edgel Groves

71

President and CEO

Daniel Masters

68

Secretary, Treasurer, and CFO

Background information on our executive officers is set forth above under our board of directors.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11.      EXECUTIVE COMPENSATION.

        During the year ended December 31, 2013 our President received 6,000,000 shares of our common stock as compensation for his services in 2013. Our other executive officer, our Secretary and Treasurer received no compensation in any form in the year ended December 31, 2013. There are no agreements in place or contemplated at this time to provide cash or stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2013 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Amount and

Nature of

Title

Name and Address of

Beneficial

Percent

of Class

Beneficial Owner

Ownerership             of Class

--------

----------------

-------------                 --------

Common

Ali Balaban

6,000,000

34.9%

Director

Ayazaga Maslak Yolu No: 5/A Kat: 3

Maslak, Sisli 34396 Istanbul-TURKEY

Common

Edgel Groves

6,000,000

34.9%

President & Director

144 Hammond Hester Rd

Dawsonville, GA 30534

N/A

Edgel Groves, Jr.

     -0-

0.0%

5724 Hollywood Blvd

Hollywood, CA 90028

Common

Daniel Masters

4,000,000

23.3%

Secretary, Treasurer & Director

P. O. Box 66

La Jolla, CA 92038

---------------------

----------

------

Common

All Officers and

16,000,000

93.1%

Directors as a Group

(four [4] individuals)

The remaining 1,180,000 shares of the Company's outstanding common shares are held by 48 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 17,180,000 common shares issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

None of our four directors can be considered independent directors. Two of the four, Edgel Groves and Daniel Masters, are currently officers of the Company. Ali Balaban was an officer of the Company within the past three years. Edgel Groves, Jr. is the son of our President.

There have been no related party transactions, or any other transactions required to be disclosed, other than the compensation paid to our President and noted above in the form of 6,000,000 share of our common stock. As noted above, Edgel Groves, Jr., a director, is the son of Edgel Groves, our president. There are no promoters except to the extent the Directors of the Company may be considered to be promoters because of their involvement with the Company’s business plan, and/or its bankruptcy plan of reorganization, and/or their ownership of shares in the Company, and/or their family relationship with our president.

The officers and directors of the Company have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that the lender is an officer or director of the Company when the obligation is incurred. All advances are interest-free, due on demand, and there is no contractual obligation requiring the officers and directors to provide these funds. At December 31, 2013 the Company owed $5,800 to an officer and director of the Company. This debt was incurred during the year ended December 31, 2013.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Anton & Chia, CPAs, audited the Company’s financial statements for the year ended December 31, 2012, and Kenne Ruan, CPA audited the Company’s financial statements for the year ended December 31, 2013. The following table sets forth the aggregate fees billed to the Company by Anton & Chia for 2012 and by Kenne Ruan for 2013:

2013

2012

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

reviews of quarterly financial statements, consents

and review of registration statements

$3,300

$1,040

Tax fees and tax related fees

   0

    0

All other fees for other services

                0

    0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

No.

Description

---

-----------

30.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

30.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance

Sheets at December 31, 2013 and December 31, 2012, (ii) Statement of Operations for the years ended December 31, 2013 and 2012, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended December 31, 2013 and 2012, and (v) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Edge Entertainment, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2014

 GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Edgel Groves

 _________________________________

Edgel Groves

President, CEO, and Director

By: /s/ Daniel Masters

_________________________________

Daniel Masters

Secretary, Treasurer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

 Golden Edge Entertainment, Inc.

 (A Development Stage Company)

We have audited the accompanying balance sheet of Golden Edge Entertainment, Inc. (a development stage company)  (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from December 30, 2010 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from December 30, 2010 (inception) through December 31, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from December 30, 2010 (inception) through December 31,  2013, insofar as it relates to amounts for prior periods through December 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Edge Entertainment, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from December 30, 2010  (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Golden Edge Entertainment, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Golden Edge Entertainment, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

March 17, 2014

ANTON

   & CHIA

CERTIFIED PUBLIC ACOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Golden Edge Entertainment, Inc.:

We have audited the accompanying balance sheets of Golden Edge Entertainment, Inc. (a development stage company) (the “Company”) as of December 31, 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended and for the period from December 30, 2010 (Inception) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Golden Edge Entertainment, Inc. as of December 31, 2012, and the results of its operations and cash flows for the year then ended and for the period from December 30, 2010 (Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred an accumulated deficit of $66,345 from inception to December 31, 2012.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 24, 2014

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS	December 31, 2013
		December 31, 2012
Current assets
Cash	$ 2,360	$ 5,000
Total Current Assets	$ 2,360	$ 5,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Note payable to related party	5,800	-
Total Liabilities	5,800	-

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 11,180,000 shares issued and outstanding
as of 12/31/2012 and 17,180,000 shares issued
and outstanding as of 12/31/2013	1,718	1,118
Additional paid-in capital	70,227	70,227
Deficit accumulated during the development stage	(75,385)	(66,345)
Total stockholders' deficit	(3,440)	5,000

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,360	$ 5,000

GOLDEN EDGE ENTERTAINMENT INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from December 30, 2010 (Inception) to December 31, 2013

Revenue	$ -	$ -	$ -
Total Revenue	-	-	-

Expenses
General & Admin. Expenses	9,040	-	75,385

Total Operating Expenses	9,040	-	75,385

Net loss	$ (9,040)	$ -	$ (75,385)

Basic and Diluted Earnings Loss per Share	$ (0.00)	$ -

Weighted average shares - basic and diluted	16,680,000	11,180,000

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

					Total
	Common Stock	Additional Paid	Accumulated	Stockholders'
	Shares	Amount	In Capital	deficit	Equity
	-	-	-	-	-
Common stock isssued per Court Order
at Inception, 12/30/2010	1,180,000	118	12,549	-	12,667
Warrants issued per court order
on 12/30/2010	-	-	53,678	-	53,678
Net loss				(66,345)	(66,345)
Balance December 31, 2010	1,180,000	$ 118	66,227	(66,345)	-

Common Stock issued for cash, 6/30/2011	10,000,000	1,000	4,000		5,000
Net loss	-	-	-	-	-
Balance, December 31, 2011	11,180,000	1,118	70,227	(66,345)	5,000

Net loss	-	-	-	-	-
Balance, December 31, 2012	11,180,000	1,118	70,227	(66,345)	5,000

Common Stock issued for services, 2/1/2013	6,000,000	600	-		600
Net loss			-	(9,040)	(9,040)
Balance, December 31, 2013	17,180,000	1,718	70,227	(75,385)	(3,440)

GOLDEN EDGE ENTERTAINMENT, INC.
A Development Stage Company
STATEMENT OF CASH FLOWS
(unaudited)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the period from December 30, 2010 (Inception) to December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (9,040)	$ -	$ (75,385)
Adjustment to reconcile net income to cash flows provided by operating activities:
Common stock issued per court order	-	-	12,667
Warrants issued per court order	-	-	53,678
Changes in operating assets and liabilities
Accrued liabilities	-	-	-
Net cash used in operating activities	(9,040)	-	(9,040)
FINANCING ACTIVITIES
Proceeds of loan from related party	5,800	-	5,800
Common stock Issuance for officers	600	-	5,600
Discount on common stock	-	-	-
Net cash from financing activities	6,400	-	11,400
Net change in cash	(2,640)	-	2,360
Cash at beginning of period	5,000	5,000	-
Cash at end of period	$ 2,360	$ 5,000	$ 2,360

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company is a development stage business that intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. The Company has been in the development stage since its formation and as of December 31, 2013 had not yet realized any revenues from its planned operations.

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 5,000,000 warrants were outstanding as of December 31, 2013 and 2012.

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

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2013 and 2012, the Company had no cash equivalents.

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

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit for the years ended December 31, 2013 and 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of December 31, 2013, there were a total of 17,180,000 common shares issued and outstanding.

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

On June 30, 2011 the Company issued a total of 10,000,000 common shares to its officers and directors for cash totaling $5,000 or $0.0005 per share. On February 1, 2013 the Company issued 6,000,000 common shares to its President for services.

As a result of these issuances there were a total 17,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at December 31, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the year ended December 31, 2013 and 2012 is as follow:

               Years Ended December 31,

           2013                                     2012

Net loss available to common shareholders           $                  (9,040)                  $                    -

Weighted average number of common shares                      16,680,000                               11,180,000

Basic Loss per share                                              $                  (0.001)                  $                    -

For the period from inception (December 30, 2010) to December 31, 2013 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

As set forth in Note 4 above, on February 1, 2013 the Company issued 6,000,000 common shares to its President for services. Also as set forth in Note 4 above, on June 30, 2011 the Company issued a total of 10,000,000 common shares to its two other officers and directors for cash totaling $5,000 or $0.0005 per share.

During the year ended December 31, 2013, an officer and director advanced $5,800 in multiple transactions to cover various expenses; these advances are non-interest bearing and are due on demand.

The Company issued the officer and director a three years convertible note for the sum of $5,800 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 580,000 shares of common stock.

The Company neither owns nor leases any real or personal property.

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

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of audit report which is the date the statements were available for issuance and determined there are no reportable subsequent events.