Form 10-Q
period 2014-03-31
Golden Edge Entertainment, Inc.
filed 2014-05-15
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 6, 2014 was 17,180,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2014, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	Mar. 31, 2014	Dec. 31, 2013
ASSETS	(Unaudited)	(Audited)

Current Assets	$ -	$ 2,360
--------	--------	--------
Total Assets	$ -	$ 2,360

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Accounts Payable	$ 733	$ -
Note Payable to Related Party	$ 9,168	$ 5,800
--------	--------	--------
Total Liabilities	$ 9,901	$ 5,800

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
17,180,000 shares issued and
outstanding as of 12/31/2013
and 17,180,000 issued and
outstanding as of 3/31/2014	$ 1,718	$ 1,718

Additional paid in capital	$ 70,227	$ 70,227

Deficit accumulated during
the development stage	$ (81,846)	$ (75,385)
	--------	--------
Total Shareholders' Deficit	$ (9,901)	$ (3,440)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ -	$ 2,360
	========	========

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
	(Unaudited)		From Inception
June 25, 2010
	3 Months Ended		through
	Mar. 31, 2014	Mar. 31, 2013	Mar. 31, 2014

Revenue	$ -	$ -	$ -
--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -

Operating Expenses	$ 6,461	$ 1,640	$ 81,846
--------	--------	--------	--------
Loss Before Income Tax	$ (6,461)	$ (1,640)	$ (81,846)

Income Taxes	$ -	$ -	$ -
	--------	--------	--------
Net Loss	$ (6,461)	$ (1,640)	$ (81,846)
========	========	========	========

Basic and Diluted
Loss per Share	(0.0004)	(0.0001)
--------	--------	--------

Weighted Average Number
of Common Shares Outstanding	17,180,000	15,180,000

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
	(Unaudited)		From Inception
June 25, 2010
	3 Months Ended		through
	Mar. 31, 2014	Mar. 31, 2013	Mar. 31, 2014

Operating Activities:

Net Loss	$ (6,461)	$ (1,640)	$ (81,846)
Adjustment to Reconcile net income to cash
flows provided by operating activities
Common Stock issued per court order	$ -	$ -	$ 12,667
Warrants issued per court order	$ -	$ -	$ 53,678
Increase (Decrease) in payables	$ 733	$ 1,040	$ 733
Changes in operating assets & liabilities
Accrued liabilities	$ -	$ -	$ -
--------------------------------------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (5,728)	$ (600)	$ (14,768)

Financing Activities:

Proceeds of loan from related party	$ 3,368	$ -	$ 9,168
Common stock issued	$ -	$ 600	$ 5,600
Discount on common stock	$ -	$ -	$ -
--------------------------------------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 3,368	$ 600	$ 14,768
--------------------------------------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ (2,360)	$ -	$ -

Cash, beginning period	$ 2,360	$ 5,000	$ -
--------------------------------------------	----------------	----------------	----------------
Cash, ending period	$ -	$ 5,000	$ -
	========	========	========

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Unaudited)

NOTE 1.  BASIC PRESENTATION

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 5,000,000 warrants were outstanding as of March 31, 2014 and 2013.

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

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of March 31, 2014 and 2013, the Company had no cash equivalents.

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

NOTE 3. GOING CONCERN

The Company sustained accumulated deficit during the years ended December 31, 2013 and 2012 and the quarters since. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of March 31, 2014, there were a total of 17,180,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 17,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at March 31, 2014.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended March 31, 2014 and 2013 is as follow:

      Quarters Ended March 31,

    2014                                      2013

Net loss available to common shareholders           $                  (6,461)                  $               (1,640)

Weighted average number of common shares                    17,180,000                            15,180,000

Basic Loss per share                                               $                (0.0004)                  $           (0.0001)

For the period from inception (December 30, 2010) through March 31, 2014 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder advances the Company the necessary funds to cover customary expenses. There was one shareholder advance during the three months ended March 31, 2014 in the amount of $3,428. This brought the balance due on shareholder advances to $9,228 at March 31, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2014 we had no cash and no other assets, and as of December 31, 2013, our most recent year end, we had $2,360 in cash and no other assets. As of March 31, 2014 we had total liabilities of $9,901 consisting of $9,168 due to a shareholder and $733 in accounts payable. As of March 31, 2013 we had accounts payable of $1,040, which was also the total of our liabilities. As of December 31, 2013, our most recent year end, we had liabilities of $5,800, all due to a shareholder. At March 31, 2014 we had an accumulated deficit of $81,846 and as of December 31, 2013, our last audit date, we had a deficit of $75,385. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings. We hope to do this within the next 90 days.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and other directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company has developed its business plan and has commenced marketing of its services but has realized no revenues to date. The Company’s business plan calls for the Company to provide recording services to recording artists. It also calls for the Company to sell, on a special order, wholesale basis, CDs and promotional merchandise such as caps and T-shirts to recording artists. Recording artists typically sell such merchandise to their fans on a retail basis at concerts and through their own websites. This business model relieves the Company of the need to distribute, market, or sell such merchandise to the public. We may sell music that can be digitally downloaded from websites such as Apple’s iTunes, but this will involve no cost to the Company once recording is completed, and recording costs are paid by the music artists or other clients. To the extent that we sell music through sites such as iTunes it will most likely be on a revenue sharing basis with the recording artists; this will compensate the Company for organizing the upload of the music.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our most recent Form 10-K as filed with the SEC on March 26, 2014.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Statement of Operations for the three months ended March 31, 2014 and 2013, (iii) Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014                GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Edgel Groves

 --------------------------------------

Edgel Groves

 President and Director

 By: /s/ Daniel Masters

--------------------------------------

 Daniel Masters

Secretary, Treasurer and Director