Form 10-Q
period 2014-06-30
Golden Edge Entertainment, Inc.
filed 2014-08-08
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 5, 2014 was 17,180,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2014, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	June 30, 2014	Dec. 31, 2013
ASSETS	(Unaudited)	(Audited)

Current Assets	$ -	$ 2,360
--------	--------	--------
Total Assets	$ -	$ 2,360

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Accounts Payable	$ 600	$ -
Note Payable to Related Party	$ 11,451	$ 5,800
--------	--------	--------
Total Liabilities	$ 12,051	$ 5,800

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
17,180,000 shares issued and
outstanding as of 12/31/2013
and 17,180,000 issued and
outstanding as of 6/30/2014	$ 1,718	$ 1,718

Additional paid in capital	$ 70,227	$ 70,227

Deficit accumulated during
the development stage	$ (83,996)	$ (75,385)
	--------	--------
Total Shareholders' Deficit	$ (12,051)	$ (3,440)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ -	$ 2,360
	========	========

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)					From Inception
June 25, 2010
	3 Months Ended		6 Months Ended		through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$ -	$ -	$ -	$ -	$ -
--------	--------	--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses	$ 2,150	$ -	$ 8,611	$ 1,640	$ 83,996
--------	--------	--------	--------	--------	--------
Loss Before Income Tax	$ (2,150)	$ -	$ (8,611)	$ (1,640)	$ (83,996)

Income Taxes	$ -	$ -	$ -	$ -	$ -
	--------	--------	--------	--------	--------
Net Loss	$ (2,150)	$ -	$ (8,611)	$ (1,640)	$ (83,996)
========	========	========	========	========	========

Basic and Diluted
Loss per Share	(0.000)	-	(0.001)	(0.000)
--------	--------	--------	--------	--------

Weighted Average
Number of Common
Shares Outstanding	17,180,000	17,180,000	17,180,000	16,180,000

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
From Inception
June 25, 2010
	3 Months Ended		6 Months Ended		through
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Operating Activities:
Net Loss	$ (2,150)	$ -	$ (8,611)	$ (1,640)	$ (83,996)
Adjustment to Reconcile
net income to cash flows
provided by operating activities
Common Stock issued per court order	$ -	$ -	$ -	$ -	$ 12,667
Warrants issued per court order	$ -	$ -	$ -	$ -	$ 53,678
Increase (Decrease) in payables	$ (133)	$ (1,040)	$ 600	$ 1,040	$ 600
Changes in operating assets & liabilities
Accrued liabilities	$ -	$ -	$ -		$ -
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (2,283)	$ (1,040)	$ (8,011)	$ (600)	$ (17,051)

Financing Activities:
Proceeds of loan from related party	$ 2,283	$ -	$ 5,651	$ -	$ 11,451
Common stock issued	$ -	$ -	$ -	$ 600	$ 5,600
Discount on common stock	$ -	$ -	$ -	$ -	$ -
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 2,283	$ -	$ 5,651	$ 600	$ 17,051
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ -	$ (1,040)	$ (2,360)	$ -	$ -
Cash, beginning period	$ -	$ 5,000	$ 2,360	$ 5,000	$ -
--------------------------------------------	----------------	----------------	----------------	----------------	----------------
Cash, ending period	$ -	$ 3,960	$ -	$ 5,000	$ -
	========	========	========	========	========

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 5,000,000 warrants were outstanding as of June 30, 2014 and 2013.

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

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2014 and 2013, the Company had no cash equivalents.

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

COMMON STOCK:  As of June 30, 2014, there were a total of 17,180,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 17,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2014.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended June 30, 2014 and 2013 is as follow:

      Quarters Ended June 30,

    2014                                      2013

Net loss available to common shareholders           $                  (2,150)                  $                 (-0-)

Weighted average number of common shares                    17,180,000                            16,180,000

Basic Loss per share                                               $                (0.0001)                  $           (0.0000)

For the period from inception (December 30, 2010) through June 30, 2014 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

A shareholder advances the Company the necessary funds to cover customary expenses. There was one shareholder advance during the three months ended June 30, 2014 in the amount of $2,283. This brought the balance due on shareholder advances to $11,451 at June 30, 2014.

The Company neither owns nor leases any real or personal property. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2014 we had no cash and no other assets, and as of December 31, 2013, our most recent year end, we had $2,360 in cash and no other assets. As of June 30, 2014 we had total liabilities of $12,051 consisting of $11,451 due to a shareholder and $600 in accounts payable. As of June 30, 2013 we had no liabilities. As of December 31, 2013, our most recent year end, we had liabilities of $5,800, all due to a shareholder. At June 30, 2014 we had an accumulated deficit of $83,996 and as of December 31, 2013, our last audit date, we had a deficit of $75,385. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings. We hope to do this within the next 90 days.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Statement of Operations for the six months ended June 30, 2014 and 2013, (iii) Statement of Cash Flows for the six months ended June 30,  2014 and 2013, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2014                GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Edgel Groves

 --------------------------------------

Edgel Groves

 President and Director

 By: /s/ Daniel Masters

--------------------------------------

 Daniel Masters

Secretary, Treasurer and Director