Form 10-Q
period 2014-09-30
Golden Edge Entertainment, Inc.
filed 2014-11-07
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of October 22, 2014 was 17,180,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2014, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Sept. 30, 2014	Dec. 31, 2013
ASSETS	(Unaudited)	(Audited)

Current Assets	$ -	$ 2,360
--------	--------	--------
Total Assets	$ -	$ 2,360

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Accounts Payable	$ 600	$ -
Note Payable to Related Party	$ 13,601	$ 5,800
--------	--------	--------
Total Liabilities	$ 14,201	$ 5,800

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
17,180,000 shares issued and
outstanding as of 12/31/2013
and 17,180,000 issued and
outstanding as of 9/30/2014	$ 1,718	$ 1,718

Additional paid in capital	$ 70,227	$ 70,227

Deficit accumulated during
the development stage	$ (86,146)	$ (75,385)
	--------	--------
Total Shareholders' Deficit	$ (14,201)	$ (3,440)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ -	$ 2,360
	========	========

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
From Inception
Dec. 30, 2010
	3 Months Ended		9 Months Ended		through
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014

Revenue	$ -	$ -	$ -	$ -	$ -
--------	--------	--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses	$ 2,150	$ 750	$ 10,761	$ 2,390	$ 86,146
--------	--------	--------	--------	--------	--------
Loss Before Income Tax	$ (2,150)	$ (750)	$ (10,761)	$ (2,390)	$ (86,146)

Income Taxes	$ -	$ -	$ -	$ -	$ -
	--------	--------	--------	--------	--------
Net Loss	$ (2,150)	$ (750)	$ (10,761)	$ (2,390)	$ (86,146)
========	========	========	========	========	========

Basic and Diluted
Loss per Share	(0.000)	(0.000)	(0.001)	(0.000)
--------	--------	--------	--------	--------

Weighted Average Number
of Common Shares Outstanding	17,180,000	17,180,000	17,180,000	16,513,333

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
From Inception
Dec. 30, 2010
	3 Months Ended		9 Months Ended		through
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014
Operating Activities:

Net Loss	$ (2,150)	$ (750)	$ (10,761)	$ (2,390)	$ (86,146)
Adjustment to Reconcile net income to cash
flows provided by operating activities
Common Stock issued per court order	$ -	$ -	$ -	$ -	$ 12,667
Warrants issued per court order	$ -	$ -	$ -	$ -	$ 53,678
Increase (Decrease) in payables	$ -	$ -	$ 600	$ -	$ 600
Changes in operating assets & liabilities
Accrued liabilities	$ -	$ -	$ -		$ -
------------------------	----------------	----------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (2,150)	$ (750)	$ (10,161)	$ (2,390)	$ (19,201)

Financing Activities:

Proceeds of loan from related party	$ 2,150	$ -	$ 7,801	$ -	$ 13,601
Common stock issued	$ -	$ -	$ -	$ 600	$ 5,600
Discount on common stock	$ -	$ -	$ -	$ -	$ -
------------------------	----------------	----------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 2,150	$ -	$ 7,801	$ 600	$ 19,201
------------------------	----------------	----------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ -	$ (750)	$ (2,360)	$ (1,790)	$ -

Cash, beginning period	$ -	$ 3,960	$ 2,360	$ 5,000	$ -
------------------------	----------------	----------------	----------------	----------------	----------------
Cash, ending period	$ -	$ 3,210	$ -	$ 3,210	$ -
	========	========	========	========	========

GOLDEN EDGE ENTERTAINMENT, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

(Unaudited)

NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

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

BASIS OF PRESENTATION

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 5,000,000 warrants were outstanding as of September 30, 2014 and 2013.

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

REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2014 and 2013, the Company had no cash equivalents.

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of September 30, 2014, there were a total of 17,180,000 common shares issued and outstanding.

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

As a result of these issuances there were a total 17,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at September 30, 2014.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended September 30, 2014 and 2013 is as follow:

	Quarters Ended September 30,
	2014	2013
Net loss available to common shareholders	$ (2,150)	$ (750)
Weighted average number of common shares	17,180,000	16,513,333
Basic Loss per share	$ (0.0001)	$ (0.0000)

For the period from inception (December 30, 2010) through September 30, 2014 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 6. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

An officer advances the Company the necessary funds to cover customary expenses. There was one such advance during the three months ended September 30, 2014 in the amount of $2,150.. The Company issued the officer a convertible Note, due on demand, for the sum of $2,150 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 215,000 shares of common stock. As a result, there are now $13,601 of Notes issued convertible into a total of 1,360,100 common shares.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2014 we had no cash and no other assets, and as of December 31, 2013, our most recent year end, we had $2,360 in cash and no other assets. As of September 30, 2014 we had total liabilities of $14,201 consisting of $13,601 due to a shareholder and $600 in accounts payable. As of September 30, 2013 we had no liabilities. As of December 31, 2013, our most recent year end, we had liabilities of $5,800, all due to a shareholder. At September 30, 2014 we had an accumulated deficit of $86,146 and as of December 31, 2013, our last audit date, we had a deficit of $75,385. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings. We hope to do this within the next 90 days.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Statement of Operations for the nine months ended September 30, 2014 and 2013, (iii) Statement of Cash Flows for the nine months ended September 30,  2014 and 2013, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2014          GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Edgel Groves

 --------------------------------------

Edgel Groves

 President and Director

 By: /s/ Daniel Masters

--------------------------------------

 Daniel Masters

Secretary, Treasurer and Director