Form 10-K
period 2014-12-31
Golden Edge Entertainment, Inc.
filed 2015-04-15
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 000-54958

Golden Edge Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2283057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

To be Inserted

(Address of principal executive offices) (Zip Code)

To be Inserted

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	none
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [ X ]

Indicate by check mark whether Golden Edge Entertainment, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Golden Edge Entertainment, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether Golden Edge Entertainment, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether Golden Edge Entertainment, Inc is a shell company (as defined in Rule 12b-2 of the Act).

 Yes [  ]   No [ X]

The aggregate market value of Golden Edge Entertainment, Inc. common stock held by non-affiliates of Golden Edge Entertainment, Inc. as of the last business day of the most recently completed fiscal quarter (March 31, 2015 was approximately $0.00, based on lack of any trade or posted price reported by OTC on or prior to December 31, 2014.

There were 17,180,000 shares of Golden Edge Entertainment, Inc. common stock outstanding as of March 19, 2015.

DOCUMENTS INCORPORATED BY REFERENCE :        None.

GOLDEN EDGE ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

PAGE
PART I
	Item 1.	Business
	Item 1A.	Risk Factors
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Mine Safety Disclosures (Not applicable)
PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data

	Item 9.	Other Information
PART III
	Item 10.	Directors, Executive Officers and Corporate Governance
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions, and Director Independence
	Item 14.	Principal Accounting Fees and Services
PART IV	Item 15.	Exhibits, Financial Statement Schedules

PART I

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” “should,” “is likely,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

ITEM 1. BUSINESS

Background of the issuer and its predecessor

Golden Edge Entertainment, Inc. (the “ Company ” or the “ Issuer ” ) is an entertainment production company originally incorporated under the name Retail Spicy Gourmet, Inc. on December 30, 2010 in Delaware. The name was changed by amendment to the Certificate of Incorporation to Golden Edge Entertainment on February 26, 2013.

     The Company was originally incorporated as part of the implementation of the Chapter 11 plan of reorganization of Spicy Gourmet Organics, Inc. ("SGO"), a California corporation. SGO was formed in 2006 to sell specialty, organic spices  imported from South Asia in the United States. Sales of SGO ’ s spice products were slow to develop, and SGO filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court for the Central District of California. SGO's plan of reorganization was confirmed by the Court on November 19, 2010. The plan of reorganization provided, among other things, for the incorporation of this Issuer, the acquisition by it of SGO's retail spice sales business, and the distribution of shares in this Issuer to the bankruptcy creditors. Management of the Company was unsuccessful in developing the retail spice business, and searched for another business opportunity. The present business plan is the result of that search.

Description of Current Business

Golden Edge Entertainment, Inc. (the “ Company ” or the “ Issuer ” ) will be primarily engaged in the business of providing professional services to the music recording industry. We intend to develop three sources of revenue: 1) Revenue from production services; 2) Revenue from events production and promotion 3) Revenue from artist management We will not be engaged in the sale of music or related merchandise to the public.

Golden Edge Entertainment provides advice, and assistance to all aspects of the entertainment industry. Originally conceived to provide production services, it now has expanded its scope to providing complete end-to-end services for the industry.

Golden Edge Entertainment has three operating divisions:

❖  GOLDEN EDGE PRODUCTIONS is an international production company. Golden Edge has developed methodologies that help drive its production process in an extremely efficient manner. Using online project management tools, Golden Edge has created and continues to develop award-winning music videos, commercial production, digital animations, as well as interactive applications which include game production.

❖ GOLDEN EDGE ARTIST DEVELOPMENT supports the development of emerging Creative artists and responds to their needs by embracing new business models, ideas, and approaches. We work with the artists and develop strategies which include funding, staffing, program delivery, marketing, fundraising, legal advice and other infrastructure needs. GOLDEN EDGE may be seen as an early investor in their artistic endeavours, and it is by their participation, that the artist may be able to attract other opportunities. We see our selves as a Stage 1 incubator and also provide a hybrid facility to produce works from talented individuals with a story to tell.

❖ GOLDEN EDGE EVENT PPRODUCTIONS, PROMOTIONS AND TICEKETING has been described as the “Next Generation” in concert and event productions. Golden Edge’s expertise is in the development of high profile events that deliver predictable sustainable revenue streams. Golden Edge is known for its ability to execute concerts locally and internationally, and has been able to present Tier A acts as a result of its relationships with major booking agencies developed over years of interaction. In addition to having access the best acts and available talent, Golden Edge has developed solid relationships with service providers, and has formed strategic alliances with a number of companies with global and regional presence to further facilitate the implementation of its productions and create a replicable model.

Plan of Operation

The business model is based on a combination of short term, near term and long term revenue models as defined below:

SHORTERM REVENUE is comprised of a residual revenue model whereby GDEE provides infrastructure and managed services to its clients. It includes base infrastructure products such as artist websites, hosting, email, text messaging and mobile integration services to its clients. Near Term Revenue includes project based high profit production services.

LONG TERM REVENUE includes artist development and long term intellectual property development, such as Intellectual Property, music libraries, and distribution contracts. The management team has determined that in order to build sustainable value over the long-term, it must focus on the development of intellectual property and cultural capital. It desires to create an organization that has the ability to turn “dreams into reality” by providing the capacity for artists to develop, market and monetize their art by providing the means of local production, and international consumption. The organization has well-established national and global relationships with artists, government, creative professionals, record companies, publishing companies, executives, producers, managers, media, venues and promoters. This creates an immediate competitive advantage when it comes to leveraging new opportunities for our stakeholders.

CORE BUSINESS

A.1. GOLDEN EDGE PRODUCTION

Golden Edge has the capacity to produce the highest quality digital production for any industry. Initially focused on production for the music industry, Golden Edge now creates high quality work for training, commercial productions, television shows, infomercials, and feature films.

A.2.  GOLDEN EDGE ARTIST DEVELOPMENT

GOLDEN EDGE works with our artists to provide an entire suite of products and services  which includes but is not limited to writing, post-production, website design, social media, event planning, and financing.

GOLDEN EDGE fills the gap in the music industry, by providing an alternative to the status quo. Golden Edge is a full service music production, management and distribution company, and makes it services available to all of its artists, whether they are established international acts, or up and coming local bands.

A.3. EVENT PRODUCTION AND TICKETING

Golden Edge has experience in producing large-scale events, and has its own technology for both the ticketing and marketing of individual acts. It continually develops its technology infrastructure, to ensure that it’s artists have access to the latest social media marketing tools. By owning its own ticketing system, it also allows the artist to generate cash flow in advance of the event, and allows better management for the event managers to gauge attendance.

STRATEGIC GOALS

Golden Edge Entertainment seeks relationships with all sectors of the entertainment, creative and cultural communities. GDEE sees itself as a true partner with these sectors in so much as our success is directly tied to the success of our partners, whether those partners are musicians, artists, publishers, authors, writers or other cultural actors creating a true win-win environment. Golden Edge has positioned itself to become a facilitator of other peoples dreams, ideas and desires, and provides an unparalleled array of products and services in order to achieve common goals:

❖ Acquire and Develop Intellectual Property

❖ Identify, mentor, and support cultural actors

❖ Commercialize and market the assets

❖ Create an exchange platform that is continually evolving

Golden Edge plans to continue developing and deploying its platforms while simultaneously acquiring digital entertainment and cultural assets which add to its intellectual capital.

REVENUE MODEL

Golden Edge’s revenue model has been developed after careful analysis of the culture and entertainment sectors. We reviewed key elements that contributed to their success or failure, and looked at a myriad of companies. What we found is that most Culture and Entertainment sectors know they need more customers, and a better way to reduce costs and increase operational efficiencies. We have developed our business model with these requirements in mind. Golden Edge Entertainment will combine a conservative and balanced approach to its revenue model, by diversification of its income stream across multiple revenue types. It will spread it’s risk and share its rewards with individuals and groups that believe in this shared philosophy.

Golden Edge sees its revenue sources in a number of areas.

❖ Production Services

❖ Event Promotion and Sponsorship

❖ Royalties, and Licensing

❖ Transactions

COST EFFECTIVE CONSOLIDATION OF INTELECTUAL PROPERTY

By consolidating all of the cost centers under one roof, Golden Edge will provide the most efficient one stop shop for entertainers, creative professionals, and cultural actors to develop their services, products, or art in the most efficient manner.

Officers and Directors

Tony Khoury, director, secretary and treasurer has been involved as an experienced professional in the industry of sales and leasing for the past ten years. From approximately 2006 to present, Mr. Khoury has been a Director of Sales and leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national, vertically integrated real estate group offering third party real estate services in the United States.Mr. Khoury is responsible for a team of sales people creating new marketing ideas, negotiating sales of properties and implementing new corporate strategies. From approximately 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers inToronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in Mergers and Acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. Mr.Khoury attended Vanier College in Montreal, Quebec.

Anthony Pavek, President and CEO, born 8/16/80 is the founder of HaloHD.com Inc., a rapidly growing film and video production company located in the Tampa bay area. He studied at Full Sail Real World Education in Winter Park, FL where he earned an Associate of Science in Film and Video. Mr. Pavek directed the production of the Zellwood Sweet Corn Festival, an annual concert held just outside of Orlando, which draws approximately 30,000 fans on a yearly basis. He has also directed over 30 major country/rock/Christian artist concerts. Mr. Pavek graduated from Full Sail University in 2002 with an AS in film/video.

John Govoruhk, COO, born 2/12/59 is a promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, Lynyrd Skynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE.  John is founder of Crowd Pleaser Artist a promotional company, in business for last 5 years.

Competition

ITEM 1A. RISK FACTORS

Risks Related to Our Business

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

We have no assets other than a small amount of cash. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we produce our first event which is currently under development. Further, there is no assurance that we will be able to successfully produce an event. Even if we do achieve profitability, we may be unable to sustain or increase that profitability in the future. Results of operations will depend upon numerous factors, some beyond our control, including market acceptance of our products and services and competition. If we do not develop operations and revenues, the value of any investment in our Company may become worthless.

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

While the Company will begin operations without raising significant capital by taking on projects from clients who will pay in advance for our services, it is possible that we will require additional funds at some point. There can be no assurance that additional funds will be available to the Company if needed, or, if available, that they will be available on terms which would be acceptable. If the Company ’ s capital is insufficient to operate successfully, and if additional funding is not available or not available on acceptable terms, the value of any investment in our Company may become worthless. Mr. Pavek and the Company ’ s CEO have orally agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers or directors of the Company when the obligation is incurred. They have not set a maximum dollar amount that they are willing to provide to the Company, and they are not contractually obligated to fund the Company, and the Company cannot provide assurance that their funding will continue in the future.

Our status as an “ emerging growth company ” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it. Because of the exemptions from various reporting requirements provided to us as an “ emerging growth company ” , we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

The Company must make a subjective determination as to the marketability of an artist ’ s work when defining the terms of a production contract with an artist. If we sign artist ’ s who ultimately turn out to be unprofitable or fail to sign, our financial condition may be adversely effected and the value of our securities, if any, may decline in value or become worthless.

Our success depends heavily on two individuals and we have no insurance on those  individuals.

Our success depends almost exclusively on two individuals, our President, Anthony Pavek and Mr. G Mr. Pavek is the only member of our management team with experience in the music industry. The Company does not carry life or disability insurance on Mr. Pavek. If the Company were to lose the services of Mr. Pavek before operations or funding would allow the Company to hire other management with industry experience, the Company would most likely fail and the value of our securities, if any, decline in value or become worthless.

Our other Officers and Directors devote limited time to our business, which may negatively impact upon our plan of operations, implementation of our business plan and our potential profitability.

Apart from Mr. Pavek, who devotes most of his time to the affairs of the Company, our other Officer is involved in another business. The limited amount of time our director devotes to our business and the limited experience which he has in our industry may be inadequate to implement our plan of operations and develop a profitable business.

Having only one directors limits our ability to establish effective independent corporate governance procedures.

We have only one director.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our one director represents a majority of the shares issued and outstanding and will be able to approve all corporate actions without shareholder consent and will control our Company.

Our director, Tony Khoury, currently owns approximately 93.2% of our Common Stock. Because of this, he will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders.

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

ITEM 2. PROPERTIES

We presently utilize office space at [Insert correct address]. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There is no current pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended December 31, 2014.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol, however there is no posted quote and no trades have taken place.

Holders

As of March 31, 2015, there were approximately 51 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings from which to pay dividends to date and we anticipate that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

Securities Authorized for Issuance under Equity Compensation Plans

None.

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

 (A) SECURITIES ISSUED IN BANKRUPTCY

     1,180,000 shares of our common stock were distributed to 48 shareholders by order of the U.S. Bankruptcy Court for the Central District of California as part of the confirmed Plan of Reorganization of Spicy Gourmet Organics, Inc. (the "Debtor"). The Court ordered the Company ’ s securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors' opportunity for recovery.

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

(B) SECURITIES ISSUED IN A PRIVATE PLACEMENT

The Company issued 10,000,000 restricted shares of its common stock to two Directors, Ali Balaban and Daniel Masters, at $0.0005 per share on June 30, 2011, for total consideration of $5,000. On February 1, 2013 the Company issued 6,000,000 restricted shares of its common stock to Edgel Pavek in exchange for his services. We relied upon

Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that Section 4(2) was available because:

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

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended December 31, 2014 and 2013 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Dec. 31, 2014	Dec. 31, 2013
Statement of Operations Data
Revenues	0	0
Expenses	11,457	9,040
Net Profit/Loss	(11,457)	(9,040)
Loss per share
Basic & Diluted	0.00	0.00

Balance Sheet Data
Cash	0	2,360

Total Assets	0	2,360

Liabilities	693	5,899

Stockholders ’ Equity (Deficit)	(693)	(3,440)

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2014 and December 31, 2013. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2014 we had assets of $0, and liabilities of $693 and we had an accumulated deficit of $86,839. As of December 31, 2013 we had assets of $2,360, all in cash, and $5,899 of liabilities and we had an accumulated deficit of $75,385. Our only expenses in 2014, were for professional, general, and administrative expenses which totaled $11,457. In 2013 the Company was dormant and we had$9,040 of expenses. Our increase in liabilities was the result of a loan from an officer and shareholder. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company ’ s financial statements appear at the end of this Form 10-K; they consist of:

•

Reports Of Independent Registered Public Accounting Firms

•

Balance Sheets

•

Statement of Operations

•

Statement of Changes in Stockholders ’ Equity

•

Statement of Cash Flows

•

Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMETNS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management ’ s Annual Report on Internal Control over Financial Reporting

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

Lack of Audit Committee and Outside Directors on the Company ’ s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director and Executive Officer

We have one director and two officers, as set forth below.

Name	Age	Position
Tony Khoury	35	Director, Secretary and treasurer

Anthony Pavek	35	CEO

John Govoruhk	56	COO

Biographies and Qualifications of Our Executive Officers and Director.

The biographies of our executive officer and director and our two consultants, including certain information regarding the director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company, are as follows:

Mr. Khoury has been involved as an experienced professional in the industry of sales and leasing for the past ten years. From approximately 2006 to present, Mr. Khoury has been a Director of Sales and leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national, vertically integrated real estate group offering third party real estate services in the United States.Mr. Khoury is responsible for a team of sales people creating new marketing ideas, negotiating sales of properties and implementing new corporate strategies. From approximately 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers inToronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in Mergers and Acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. Mr.Khoury attended Vanier College in Montreal, Quebec.

Mr. Pavek, born 8/16/80 is the founder of HaloHD.com Inc., a rapidly growing film and video production company located in the Tampa bay area. He studied at Full Sail Real World Education in Winter Park, FL where he earned an Associate of Science in Film and Video. Mr. Pavek directed the production of the Zellwood Sweet Corn Festival, an annual concert held just outside of Orlando, which draws approximately 30,000 fans on a yearly basis. He has also directed over 30 major country/rock/Christian artist concerts. Mr. Pavek graduated from Full Sail University in 2002 with an AS in film/video.

John Govoruhk, born 2/12/59 is a promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, Lynyrd Skynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE.  John is founder of Crowd Pleaser Artist a promotional company, in business for last 5 years.

Code of Ethics

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

Audit Committee

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

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation should be provided to our Secretary.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth certain information, as of the date of this Current Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Corporation’s executive officers and directors; and (iii) the Corporation’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Current Report, there are 17,180,000 shares of common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners and Management

17,180,000 shares outstanding shares

100 M authorized shares

16,065,000.00 Tony Khoury

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person

(if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has  the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Current Report. As of the date of this Current Report, there are 17,180,000 shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no related party transactions, or any other transactions required to be disclosed, other than the compensation paid to our President and noted above in the form of 6,000,000 share of our common stock. There are no promoters except to the extent the Directors of the Company may be considered to be promoters because of their involvement with the Company ’ s business plan, and/or its bankruptcy plan of reorganization, and/or their ownership of shares in the Company, and/or their family relationship with our president.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Anton & Chia, CPAs, audited the Company ’ s financial statements for the year ended December 31, 2014, and Kenne Ruan, CPA audited the Company ’ s financial statements for the year ended December 31, 2013. The following table sets forth the aggregate fees billed to the Company by Anton & Chia for 2012 and by Kenne Ruan for 2013:

2013

2012

Audit fees, including the audit of the Company ’ s

annual financial statements and fees related to

reviews of quarterly financial statements, consents

and review of registration statements

$3,300

$1,040

Tax fees and tax related fees

   0

    0

All other fees for other services

                0

    0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company ’ s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.             FINANCIAL STATEMENTS

The following materials from the Company ’ s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language)

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Changes in Stockholders’ Equity since Inception

Statements of Cash Flows for the years ended December, 2014 and 2013

Notes to Consolidated Financial Statements

2.             FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.             EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

30.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EDGE ENTERTAINMENT INC.

Date: April  15, 2015

By: /s/ Anthony Pavek

      Anthony Pavek

      Chief Executive Officer

      (Principal Executive Officer

        Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Richard Zirger Richard Zirger	Director, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Edge Entertainment, Inc.

We have audited the accompanying balance sheet of Golden Edge Entertainment, Inc. (the "Company") as of December 31, 2014 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. Golden Edge Entertainment's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2013 and for the year then ended were audited by other auditors, whose report dated March 17, 2014, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Edge Entertainment, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Golden Edge Entertainment, Inc.

We have audited the accompanying balance sheet of Golden Edge Entertainment, Inc. (a development stage company)  (the “ Company ” ) as of December 31, 2014, and the related statements of operations, stockholders ’ deficit and cash flows for the year then ended and the period from December 30, 2010 (inception) through December 31, 2014.  These financial statements are the responsibility of the Company ’ s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from December 30, 2010 (inception) through December 31, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders ’ deficit and cash flows for the period from December 30, 2010 (inception) through December 31,   2014, insofar as it relates to amounts for prior periods through December 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company ’ s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Edge Entertainment, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended and for the period from December 30, 2010  (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Golden Edge Entertainment, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Golden Edge Entertainment, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management ’ s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

March 17, 2014

GOLDEN EDGE ENTERTAINMENT, INC.
BALANCE SHEET

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$ -	$ 2,360
Total assets	$ -	$ 2,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$ 693	$ -
Note payable to related party	$ -	$ 5,800
Total liabilities	693	5,800

Stockholders' deficit
Common stock; $0.0001 par value, 100,000,000 shares	1,718	1,718
authorized; 17,180,000 shares issued and outstanding at December 31, 2014, and 2013

Additional paid - in capital	84,428	70,227
Accumulated Deficit	(86,839)	(75,385)
Total stockholders' deficit	(693)	(3,440)
Total liabilities and stockholders' deficit	$ -	$ 2,360

The accompanying notes are an integral part of these financial statements

GOLDEN EDGE ENTERTAINMENT INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenue	$ -	$ -

Cost of revenue	-	-
Gross profit	-	-

Operating expenses	11,454	9,040
Operating loss	(11,454)	(9,040)

Loss before income taxes	(11,454)	(9,040)
Income tax	-	-
Income tax expense	-	-
Net loss	$ (11,454)	$ (9,040)

Loss per share - basic and diluted	$ 0.00	$ 0.00

Weighted average shares - basic and diluted	17,180,000	17,180,000

The accompanying notes are an integral part of these financial statements

	GOLDEN EDGE ENTERTAINMENT, INC.
	STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2012	11,180,000	$ 1,118	$ 70,227	$ (66,345)	$ 5,000

Issuance of common stock	6,000,000	600	-	-	600
Net loss	-	-	-	(9,040)	(9,040)
Balance, December 31, 2013	17,180,000	$ 1,718	$ 70,227	$ (75,385)	$ (3,440)

	-	$ -	$ -	$ -	$ -
Issuance of common stock			-	-	-
Forgiveness of debt	-	-	14,201	-	14,201
Net loss	-	-	-	(11,454)	(11,454)
Balance, December 31, 2014	17,180,000	$ 1,718	$ 84,428	$ (86,839)	$ (693)

The accompanying notes are an integral part of these financial statements

Golden Edge Entertainment, Inc.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (11,454)	$ (9,040)
Non-cash adjustments to reconcile loss to net cash

Changes in Operating Assets and Liabilities
Accrued liability	693	-

Net cash used in operating activities	(10,761)	(9,040)

FINANCING ACTIVITIES
Proceeds from related party loan		5,800
Common Stock Issuance for officers		600
Forgiveness of debt	14,201
Decrease in related party note payable	(5,800)

Net cash provided by financing activities	8,401	6,400

Net increase in cash	(2,360)	(2,640)

Cash, beginning of period	2,360	5,000

Cash, end of period	$ -	$ 2,360

The accompanying notes are an integral part of these financial statements

GOLDEN EDGE ENTERTAINMENT, INC.

Notes to Financial Statements

December 31, 2014

Golden Edge Entertainment, Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. As of December 31, 2013 had not yet realized any revenues from its planned operations. Activities have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC 260 “Earnings per Share” specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Common equivalent equity instruments such as 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 5,000,000 warrants were outstanding as of December 31, 2014 and 2013.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2014 and 2013, the Company had no cash equivalents.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the year ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in this Note 2- Going Concern.

NOTE 2. GOING CONCERN

 The Company sustained an accumulated deficit in the amount of  $86,839 as of December 31, 2014. The Company ’ s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.  The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 3. STOCKHOLDERS' EQUITY

 The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of December 31, 2014, there were a total of 17,180,000 common shares issued and outstanding.

The Company ’ s first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. ( “ SGO ” ). The Court ordered the distribution of shares in Retail Spicy Gourmet, Inc. to all general unsecured creditors of SGO, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of 100,000 shares in the Company to the shareholders of SGO. The Court also ordered the distribution of 1,000,000 shares and 5,000,000 warrants in the Company to the administrative creditors of SGO, with these creditors to receive one share of common stock and five warrants in the Company for each $0.05 of SGO ’ s administrative debt which they held. The warrants consisted of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015.

On June 30, 2011 the Company issued a total of 10,000,000 common shares to its officers and directors for cash totaling $5,000 or $0.0005 per share. On February 1, 2013 the Company issued 6,000,000 common shares to its President for services.

As a result of these issuances there were a total 17,180,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at December 31, 2014.

PREFERRED STOCK:

As of December 31, 2014 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 4 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the year ended December 31, 2014 as follow:

Years Ended December 31, 2014, Net loss available to common shareholders $ (11,454) $ - Weighted average number of common shares 17,180,000 for a Basic Loss per share $ (0.001)

For the period from inception (December 30, 2010) to December 31, 2014 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 6. RELATED PARTY TRANSACTIONS

As set forth in Note 3 above, on February 1, 2013 the Company issued 6,000,000 common shares to its President for services. Also as set forth in Note 3 above, on June 30, 2011 the Company issued a total of 10,000,000 common shares to its two other officers and directors for cash totaling $5,000 or $0.0005 per share.

During the year ended December 31, 2014, an officer and director advanced $8,401 in multiple transactions to cover various expenses. The entire outstanding balance of related party liabilities was forgiven as of December 31, 2014.

The Company neither owns nor leases any real or personal property.

NOTE 7. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. As of the date of this report, no warrants have been exercised. The gross value of $53,678 (or approximately $0.0107356 per warrant) were assigned to the warrants.

NOTE 8. SUBSEQUENT EVENTS

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Stock Purchase Agreement/Change in Control

In accordance with the disclosure below, there was a change in control and management of Golden Edge Entertainment Inc., a Delaware S corporation (the "Company").

In accordance with the terms and provisions of that certain stock purchase agreement dated October 2, 2014 (the "Stock Purchase Agreement") by and between Daniel C. Master, Attorney at Law, representing certain shareholders holding an aggregate of 17,065,000 shares of restricted common stock, representing approximately 99.3% of the Company's total issued and outstanding share of common stock (collectively, the "Seller"), and Tony Khoury, an individual representing certain buyers (collectively, the "Purchaser"), the Purchaser purchased from the Seller all of the 17,065,000 shares of common stock effective February 19, 2015. Of the 17,065,000 shares, Mr. Khoury holds of record 16,065,000 shares based on the transfer of 1,000,000 shares to two unrelated parties.

Further, in accordance with the terms and provisions of that certain warrant purchase agreement dated October 2, 2014 (the "Warrant Purchase Agreement") by and between Daniel C. Masters, Attorney at Law, representing certain warrant holders holding an aggregate of 5,000,000 warrants (collectively, the "Warrant Seller"), and an unrelated third party representing certain buyers (collectively, the "Warrant Purchaser"), the Warrant Purchaser purchased from the Warrant Seller all of the 5,000,000 warrants.

Thus, on February 19, 2015, there was a change in our control.

In accordance thereof, the Board of Directors also accepted the resignations of our officers and directors as follows: (i) Edgel Groves as the Chief Executive Officer, President and a member of the Board of Directors effective February 19, 2015; and (ii) Daniel Masters as the Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors effective February 19, 2015. Simultaneously, the Board of Directors appointed Tony Khoury as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors.

Mr. Khoury has been involved as an experienced professional in the industry of sales and leasing for the past ten years. From approximately 2006 to present, Mr. Khoury has been a Director of Sales and leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national, vertically integrated real estate group offering third party real estate services in the United States.

Mr. Khoury is responsible for a team of sales people creating new marketing ideas, negotiating sales of properties and implementing new corporate strategies. From approximately 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers inToronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in Mergers and Acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. Mr.Khoury attended Vanier College in Montreal, Quebec.

CORPORATE GOVERNANCE AND MANAGEMENT

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On March 23, 2015 Tony Khoury resigned as the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Khoury had not disputes with the Company and still remains as Chairman of the board, Secretary and Treasurer.  In conjunction with the resignation of Mr. Khoury, Anthony Pavek was appointed Chief Executive Officer and President of the Company, and John Govoruhk was appointed Vice President and Chief Operating Officer of the Company.

Mr. Pavek, born 8/16/80 is the founder of HaloHD.com Inc., a rapidly growing film and video production company located in the Tampa bay area. He studied at Full Sail Real World Education in Winter Park, FL where he earned an Associate of Science in Film and Video. Mr. Pavek directed the production of the Zellwood Sweet Corn Festival, an annual concert held just outside of Orlando which draws approximately 30,000 fans on a yearly basis. He has also directed over 30 major country/rock/Christian artist concerts. Mr. Pavek graduated from Full Sail University in 2002 with an AS in film/video.

John Govoruhk, born 2/12/59 is a promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, Lynyrd Skynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE. John is founder of Crowd Pleaser Artist a promotional company, in bussiness for last 5 years.

5,000,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E

On March 24,2015, The board passed a resolution on electing to change the exercise price of Warrants A, B,C and D to $0.05