Form 10-Q
period 2015-03-31
Golden Edge Entertainment, Inc.
filed 2015-05-20
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

COMMISSION FILE NUMBER: 000-54958

GOLDEN EDGE ENTERTAINMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                      45-2283057

(State of Incorporation)                                  (I.R.S. Employer ID Number)

500 North Rainbow Blvd Suite 300

Las Vegas, NV 89107

Tel: 514-298-4775

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           Yes  /x /        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                  Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).            Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 19, 2015 is 17,580,000.

1 | Page

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN EDGE ENTERTAINMENT, INC.
BALANCE SHEETS

AS OF,	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash, held in trust	$20,000	$-

Total assets	$20,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,553	$693

Total liabilities	8,553	$693

Stockholders' equity (deficit)
Common stock; $0.0001 par value,
100,000,000 shares	1,718	$1,718
authorized; 17,180,000shares issued and outstanding
as of March 31, 2015 and December 31, 2014

Stock Issuance payable	20,000	-
Additional paid - in capital	84,428	84,428
Accumulated deficit	(94,699)	(86,839)

Total stockholders' equity (deficit)	11,447	(693)

Total liabilities and stockholders' equity (deficit)	$20,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

GOLDEN EDGE ENTERTAINMENT INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	3 months	3 months
	ended	ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Cost of revenue	$-	$-

Gross profit	-	-

Operating expenses	$7,860	$6,461

Loss before income taxes	$(7,860)	$(6,461)

Income tax	-	-

Net loss	$(7,860)	$(6,461)

Loss per share
basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding- basic and diluted	17,180,000	17,180,000

The accompanying notes are an integral part of these unaudited financial statements.

	GOLDEN EDGE ENTERTAINMENT, INC.
	STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
	(Unaudited)

	Common		Add'l	Stock		Total
	Stock		Paid-in	Issuance	Accum.	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Balance December 31, 2012	11,180,000	$1,118	$70,227	$-	$(66,345)	$5,000

Issuance of common stock	6,000,000	600	-	-	-	600
Net loss	-	-	-	-	(9,040)	(9,040)
Balance, December 31, 2013	17,180,000	$1,718	$70,227	$-	$(75,385)	$(3,440)

Forgiveness of debt	-	-	14,201	-	-	14,201
Net loss	-	-	-	-	(11,454)	(11,454)
Balance, December 31, 2014	17,180,000	$1,718	$84,428	$-	$(86,839)	$(693)

Issuance of common stock	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	(7,860)	(7,860)
Balance, March 31, 2015	17,180,000	$1,718	$84,428	$20,000	$(94,699)	$11,447

The accompanying notes are an integral part of these unaudited financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	3 months ended	3 months ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(7,860)	$(6,461)

Adjustment to reconcile net income to cash
flows used by operating activities:
Increase in payables	-	733

Changes in operating assets and liabilities:
Accounts payable	7,860	-

Net cash used in operating activities	$-	$(5,728)

FINANCING ACTIVITIES
Proceeds from related party loan	-	3,368
Warrants exercised into common stock	20,000	-

Net cash provided by financing activities	$20,000	$3,368

Net change in cash	$20,000	$(2,360)

Cash, beginning of period	$-	$2,360

Cash, end of period	$20,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

GOLDEN EDGE ENTERTAINMENT, INC.

Notes to Financial Statements

March 31, 2015

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. As of March 31, 2015, the Company had not yet realized any revenues from its planned operations. Activities have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the Company’s audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 15, 2015.

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

Earnings per share

6 | Page

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC 260 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 4,600,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 4,600,000 warrants were outstanding as of March 31, 2015.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of March 31, 2015, the Company had $20,000 in an attorney’s trust account and as of March 31, 2015, the Company had no cash equivalents.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining

7 | Page

revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

NOTE 3. GOING CONCERN DISCLOSURE

The Company sustained an accumulated deficit in the amount of $94,699 as of March 31, 2015 ($86,839 December 31, 2014).The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

COMMON STOCK:  As of March 31, 2015, there were a total of 17,180,000 common shares issued and outstanding.

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

On June 30, 2011, the Company issued a total of 10,000,000 common shares to its officers and directors for cash totaling $5,000 or $0.0005 per share. On February 1, 2013 the Company issued 6,000,000 common shares to an officer for services.

8 | Page

On March 24, 2015, the Company authorized the issuance of a total of 400,000 common shares for the exercise of 400,000 warrants for a value of $0.05 per common share or a total of $20,000. As of March 31, 2015, the Company had this $20,000 into an attorney’s trust account. However, the shares had not been issued as at March 31, 2015.

On March 24, 2015 the Company’ Board of Directors approved a change to the conversion price for all of the warrants outstanding to $0.05.

As a result of these issuances there were a total of 17,180,000 common shares issued and outstanding, with 400,000 common shares to be issued, and a total of 4,600,000 warrants to acquire common shares (at $0.05) at March 31, 2015.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2015 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - LOSSPER SHARE

The computation of loss per share for the period ended March 31, 2015 and 2014 is as follows:

	3 months	3 months
	ended	ended
	March 31, 2015	March 31, 2014

Net loss available to common shareholders	$(7,860)	$(6,461)

Weighted number of common shares	17,180,000	17,180,000

Basic loss per share	$(0.00)	$(0.00)

As of March 31, 2015, there were 4,600,000 warrants outstanding and are not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 6. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. The gross value of $53,678 (or approximately $0.0107356 per warrant) were assigned to the warrants. As of the date of this report, 400,000 warrants have been exercised at $0.05. There are 4,600,000 warrants outstanding as of the date of this report exercisable at $0.05.

9 | Page

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

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS

In accordance with the disclosure below, there was a change in control and management of the Company.

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

Thus, on February 19, 2015, there was a change in control of the Company.

10 | Page

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

Mr. Pavek, 34, is the founder of HaloHD.com Inc., a rapidly growing film and video production company located in the Tampa bay area. He studied at Full Sail Real World Education in Winter Park, FL where he earned an Associate of Science in Film and Video. Mr. Pavek directed the production of the Zellwood Sweet Corn Festival, an annual concert held just outside of Orlando which draws approximately 30,000 fans on a yearly basis. He has also directed over 30 major country/rock/Christian artist concerts. Mr. Pavek graduated from Full Sail University in 2002 with an AS in film/video.

John Govoruhk, 56,is a music promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, Lynyrd Skynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE. John is founder of Crowd Pleaser Artist a promotional company, in business for the last 5 years.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015 we had $20,000 in cash (in trust) and no other assets, and as of December 31, 2014, our most recent year end, we had no cash and no other assets.

As of March 31, 2015 we had total liabilities of $8,553(December 31, 2014 - $693) consisting of all accounts payable.

At March 31, 2015 we had an accumulated deficit of $94,699 and as of December 31, 2014, our last audit date, we had a deficit of $86,839. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings.

We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and other directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

11 | Page

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

GOING CONCERN

The accompanying unaudited financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has little cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our most recent Form 10-K as filed with the SEC on April 15, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 24, 2015 the Company authorized the issuance of 400,000 shares pursuant to the exercise of existing warrants at an exercise price of $.05 per share. The shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(7) of the Securities Act of 1933 and Section 1145 of the US Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2015 and December 31,

13 | Page

2014, (ii) Statement of Operations for the three months ended March 31, 2015 and 2014, (iii) Statement of Cash Flows for the threemonths ended March 31, 2015 and 2014, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19,2015          GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Anthony Pavek

 --------------------------------------

   Anthony Pavek

Principal Executive Officer

Principal Accounting Officer

14 | Page