Form 10-Q
period 2015-06-30
Golden Edge Entertainment, Inc.
filed 2015-08-14
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  / /        No  /x/

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, anaccelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                  Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).     Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 14, 2015 was 17,580,000.

1 | Page

ITEM 1.  FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended June 30, 2015, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
	As of	As of
	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS

Current assets
Other receivable- Attorney’s trust account	$240	$-

Total assets	$240	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,563	$693
Total liabilities	1,563	693

Stockholders' Deficit
Common stock; $0.0001 par value,
100,000,000 shares authorized:	1,758	1,718
17,580,000 and 17,180,000 shares
issued and outstanding at June 30, 2015 and
December 31, 2014, respectively.

Additional paid - in capital	104,388	84,428
Accumulated deficit	(107,469)	(86,839)

Stockholders' Deficit	(1,323)	(693)

Total liabilities and stockholders' deficit	$240	$-

The accompanying notes are an integral parts of these unaudited condensed financial statements.

2 | Page

GOLDEN EDGE ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	12,770	2,150	20,630	8,611

Loss before income taxes	(12,770)	(2,150)	(20,630)	(8,611)

Income tax	-	-	-	-

Net loss	$(12,770)	$(2,150)	$(20,630)	$(8,611)

Loss per share
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
number of common
shares outstanding- basic and diluted	17,406,176	17,180,000	17,292,707	17,180,000

The accompanying notes are an integral parts of these unaudited condensed financial statements.

3 | Page

Golden Edge Entertainment, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the	For the
	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net loss	$(20,630)	$(8,611)

Non-cash adjustment to reconcile net loss to cash
flows provided by operating activities:
Expenses paid by attorney’s trust account	19,760	-

Changes in operating assets and liabilities:
Accounts Payable	870	600

Net cash used in operating activities	-	$(8,011)

FINANCING ACTIVITIES
Proceeds from warrant exercise	-	5,651

Net cash provided by financing activities	-	$5,651

Net increase (decrease) in cash	$-	$(2,360)

Cash, beginning of period	$-	$2,360

Cash, end of period	$-	$-

The accompanying notes are an integral parts of these unaudited condensed financial statements.

4 | Page

GOLDEN EDGE ENTERTAINMENT, INC.

Notes to Condensed Financial Statements

June 30, 2015

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. As of June 30, 2015, the Company had not yet realized any revenues from its planned operations. Activities have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 4,600,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 4,600,000 warrants were outstanding as of June 30, 2015.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Stock-based compensation

5 | Page

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in this Note 3- Going Concern.

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit in the amount of $107,469 as of June 30, 2015 ($86,839December 31, 2014).The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 4. STOCKHOLDERS' DEFICIT

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of June 30, 2015, there were a total of 17,580,000 common shares issued and outstanding.

6 | Page

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

On March 24, 2015 the Company’ Board of Directors approved a conversion price for all the warrants outstanding changed to $0.05.

On May 10, 2015 the Company issued a total of 400,000 common shares for the exercise of 400,000 warrants for a value of $0.05 per common share or a total of $20,000.

As a result of these issuances there were a total 17,580,000 common shares issued and outstanding, and a total of 4,600,000 warrants to acquire common shares (at $0.05) issued and outstanding, at June 30, 2015.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2015 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - LOSS PER SHARE

The computation of lossper share for the periods ended June 30, 2015 and 2014 is as follow:

	Three months	Three months	Six months	SIx months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss available
to common shareholders	$(12,770)	$(2,150)	$(20,630)	$(8,611)

Weighted number of common shares	17,406,176	17,180,000	17,292,707	17,180,000

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

As of June 30, 2015, there were 4,600,000 warrants outstanding and are not included in the loss per share calculations because the inclusion would have been anti-dilutive.

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

7 | Page

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

NOTE 7. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. The gross value of $53,678 (or approximately $0.0107356 per warrant) were assigned to the warrants. As of the date of this report, 400,000 warrants have been exercised at $0.05. There is 4,600,000 warrants outstanding as of the date of this report at $0.05.

NOTE 8. SUBSEQUENT EVENTS

On July 27, 2015, the company entered into a loan agreement with an investor for $10,000. The investor has the option to convert the loan into shares of the Company’s common stock at a price of $0.40 per share.

8 | Page

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

Thus, at the date of this report, there was a change in our control.

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

9 | Page

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

Mr. Pavek, 35 is the founder of HaloHD.com Inc., a rapidly growing film and video production company located in the Tampa bay area. He studied at Full Sail Real World Education in Winter Park, FL where he earned an Associate of Science in Film and Video. Mr. Pavek directed the production of the Zellwood Sweet Corn Festival, an annual concert held just outside of Orlando which draws approximately 30,000 fans on a yearly basis. He has also directed over 30 major country/rock/Christian artist concerts. Mr. Pavek graduated from Full Sail University in 2002 with an AS in film/video.

John Govoruhk, 56 is a promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, LynyrdSkynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE. John is founder of Crowd Pleaser Artist a promotional company, in business for last 5 years.

5,000,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants"

On March 24,2015, the board passed a resolution on electing to change the exercise price of Warrants A, B,C and D to $0.05 each.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015 we had $240 in cash (in trust) and no other assets, and as of December 31, 2014, our most recent year end, we had no cash and no other assets.

As of June 30, 2015 we had total liabilities of $1,563(December 31, 2014 - $693) consisting of all accounts payable.

At June 30, 2015 we had an accumulated deficit of $107,469 and as of December 31, 2014, our last audit date, we had a deficit of $86,839. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings.

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

11 | Page

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our most recent Form 10-K as filed with the SEC on May 19, 2015.

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

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Chief Executive Officer & Chief Financial Officer  pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2015 and 2014 and December 31, 2014, (ii) Statement of Operations for the three months and six months period ended June 30, 2015 and 2014, (iii) Statement of Cash Flows for the threemonths and six months period ended June 30, 2015 and 2014, and (iv) Notes to Financial Statements.

13 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2015          GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Anthony Pavek

--------------------------------------

Anthony Pavek, CEO and President

14 | Page