Form 10-Q/A
period 2015-06-30
Golden Edge Entertainment, Inc.
filed 2015-08-28
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Las Vegas, NV89107

Tel: (---) ___-____

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  /x/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, anaccelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                  Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).     Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of July 31, 2015 was 17,580,000.

1 | Page

EXPLANATORY NOTE

Golden Edge Entertainment, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on form 10-Q for the quarter ended June 30, 2015 (the “Original Report”) to correct a typographical error which appeared on the cover page of the Original Report which incorrectly checked the box (NO) stating the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days when the box should have been check (YES) .

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

2 | Page

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2015, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

AS OF,	June 30, 2015	June 30, 2014	December 31, 2014
	(Unaudited)	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$240	$-	$-

Total assets	$240	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$1,563	$600	$693
Note payable to related party	-	11,451	-

Total liabilities	$1,563	$12,051	$693

Stockholders' equity
Common stock; $0.0001 par value,
100,000,000 shares	$1,758	$1,718	$1,718
authorized; 17,180,000 shares issued
and outstanding at December 31, 2014,
and 2013

Additional paid - in capital	104,388	70,227	84,428
Accumulated Deficit	(107,469)	(83,996)	(86,839)

Total stockholders' equity	(1,323)	(12,051)	(693)

Total liabilities and stockholders' deficit	$240	$-	$-

3 | Page

GOLDEN EDGE ENTERTAINMENT INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					From inception
	3 months	3 months	6 months	6 months	Dec. 30, 2010
	ended	ended	ended	ended	through
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015

Revenue	$-	$-	$-	$-	$-

Cost of revenue	$-	$-	$-	$-	$-

Gross profit	-	-	-	-	-

Operating expenses	$12,770	$2,150	$20,630	$8,611	$110,589

Loss before income taxes	$(12,770)	$(2,150)	$(20,630)	$(8,611)	$(110,589)

Income tax	-	-	-	-	-

Net loss	$(15,890)	$(2,150)	$(20,630)	$(8,611)	$(110,589)

Loss per share
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
number of common
shares outstanding	17,404,176	17,180,000.000	17,292,707	17,180,000

4 | Page

GOLDEN EDGE ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common		Add'l		Total
	Stock		Paid-in	Accum.	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2012	11,180,000	$1,118	$70,227	$(66,345)	$5,000

Issuance of common stock	6,000,000	600	-	-	600
Net loss	-	-	-	(9,040)	(9,040)
Balance, December 31, 2013	17,180,000	$1,718	$70,227	$(75,385)	$(3,440)

Forgiveness of debt	-	-	14,201	-	14,201
Net loss	-	-	-	(11,454)	(11,454)
Balance, December 31, 2014	17,180,000	$1,718	$84,428	$(86,839)	$(693)

Issuance of common stock	400,000	40	19,960	-	20,000
Net loss	-	-	-	(7,860)	(7,860)
Balance, March 31, 2015	17,580,000	$1,758	$104,388	$(94,699)	$11,447

Net loss	-	-	-	(12,770)	(12,770)
Balance, June 30, 2015	17,580,000	$1,758	$104,388	$(107,469)	$(1,323)

5 | Page

Golden Edge Entertainment, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

					From inception
					Dec. 30, 2010
	3 months	3 months	6 months	6 months	through
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
OPERATING ACTIVITIES
Net loss	$(12,770)	$(2,150)	$(20,630)	$(8,611)	$(110,589)

Adjustment to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order	-	-	-	-	12,667
Warrants issued per court order	-	-	-	-	53,678
Increase in payables	-	(133)	-	600	-

Changes in operating assets and liabilities:
Accrued liabilites	(6,990)	-	870		4,683

Net cash used in operating activities	$(19,760)	$(2,283)	$(19,760)	$(8,011)	$(39,561)

FINANCING ACTIVITIES
Proceeds from related party loan	-	2,283	20,000	5,651	25,800
Common stock Issuance for officers	-	-	-	-	5,600
Warrants exercised into common stock	-	-	-	-	-
Forgiveness of debt	-	-	-	-	14,201
Decrease in related party note payable	-	-	-	-	(5,800)

Net cash provided by financing activities	$-	$2,283	$20,000	$5,651	$39,801

Net variation in cash	$(19,760)	$-	$240	$(2,360)	$240

Cash, beginning of period	$20,000	$-	$-	$2,360	$-

Cash, end of period	$240	$-	$240	$-	$240

6 | Page

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. As of June30, 2015 had not yet realized any revenues from its planned operations. Activities have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

7 | Page

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

Cash and cash equivalent

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2015, the Company had $240 into an attorney’s trust account and as of June 30, 2014, the Company had no cash equivalents.

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

8 | Page

NOTE 3. GOING CONCERN DISCLOSURE

The Company sustained an accumulated deficit in the amount of $110,589 as of June 30, 2015 ($86,839December 31, 2014).The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

On March 24, 2015 the Company issued a total of 400,000 common shares for the exercise of 400,000 warrants for a value of $0.05 per common share or a total 0f $20,000.

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

NOTE 5 - EARNINGS PER SHARE

9 | Page

The computation of earnings (loss) per share for the period ended June 30, 2015 and 2014 is as follow:

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss available
to common shareholders	$(15,890)	$(2,150)	$(23,750)	$(8,611)

Weighted number of common shares	17,580,000.000	17,180,000.000	17,580,000.000	17,180,000.000

Basic loss per share	$(0.0009)	$(0.0001)	$(0.0014)	$(0.0005)

For the period from inception (December 30, 2010) through June 30, 2015 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

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

NOTE 9. SUBSEQUENT EVENTS

10 | Page

On July 27, 2015, the company entered into a loan agreement with an investor for $10,000. The investor has the option to convert the loan into shares of the Company’s common stock at a price of $.40 per share.

11 | Page

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

12 | Page

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

Mr. Pavek, 35,  is the founder of HaloHD.com Inc., a rapidly growing film and video production company located in the Tampa bay area. He studied at Full Sail Real World Education in Winter Park, FL where he earned an Associate of Science in Film and Video. Mr. Pavek directed the production of the Zellwood Sweet Corn Festival, an annual concert held just outside of Orlando which draws approximately 30,000 fans on a yearly basis. He has also directed over 30 major country/rock/Christian artist concerts. Mr. Pavek graduated from Full Sail University in 2002 with an AS in film/video.

John Govoruhk, 56, is a promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, LynyrdSkynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE. John is founder of Crowd Pleaser Artist a promotional company, in business for last 5 years.

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

13 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015 we had $240 in cash (in trust) and no other assets, and as of December 31, 2014, our most recent year end, we had no cash and no other assets.

As of June 30, 2015 we had total liabilities of $1,563(December 31, 2014 - $693) consisting of all accounts payable.

At June 30, 2015 we had an accumulated deficit of $110,589 and as of December 31, 2014, our last audit date, we had a deficit of $86,839. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings.

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

14 | Page

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

15 | Page

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

16 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 28, 2015                    GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/ Anthony Pavek

 --------------------------------------

   Anthony Pavek

Chief Executive Officer

Chief Financial Officer

17 | Page