Form 10-Q
period 2015-09-30
Golden Edge Entertainment, Inc.
filed 2015-11-23
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  /x /        No  //

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, anaccelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                  Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).     Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 23, 2015 was 17,580,000.

1 | Page

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2015, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
BALANCE SHEETS

AS OF,	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

Current assets
Cash	$93	$-

Total assets	$93	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$12,476	$693
Promissory notes payable	7,700	-
Derivative liability	6,907	-

Total liabilities	$27,083	$693

Stockholders' equity
Common stock; $0.0001 par value,
100,000,000 shares authorized:	$1,758	$1,718
17,580,000 and 17,180,000 shares
issued and outstanding at September 30, 2015 and
December 31, 2014, respectively.

Additional paid - in capital	107,138	84,428
Accumulated Deficit	(135,886)	(86,839)

Stockholders' Deficit	(26,990)	(693)

Total liabilities and stockholders' deficit	$93	$-

The accompanying notes are an integral parts of these unaudited condensed financial statements.

2 | Page

GOLDEN EDGE ENTERTAINMENT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Ninemonths ended	NInemonths ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Cost of revenue	$-	$-	$-	$-

Gross profit	-	-	-	-

Operating expenses	$26,060	$2,150	$46,690	$10,761
Derivative expense	1,993	-	1,993	-
Change in fair value of derivative	86	-	86	-
Other expenses	115	-	115	-
Interest expense	163	-	163	-

Loss before income taxes	$(28,417)	$(2,150)	$(49,047)	$(10,761)

Income tax	-	-	-	-

Net loss	$(28,417)	$(2,150)	$(49,047)	$(10,761)

Loss per share
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
number of common
shares outstanding	17,580,000	17,180,000	17,389,524	17,180,000

The accompanying notes are an integral parts of these unaudited condensed financial statements.

3 | Page

GOLDEN EDGE ENTERTAINMENT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the	For the
	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(49,047)	$(10,761)

Adjustment to reconcile net income to
cash flows provided by operating activities:
Increase in payables	-	600
Discount on convertible note	450	-
Change in value of derivative liability	(86)	-
Derivative liability	1,993	-
Changes in operating assets and liabilities:		-
Accrued liabilities	11,783	-
		-
Net cash used in operating activities	$(34,907)	$(10,161)

FINANCING ACTIVITIES
Proceeds from related party loan	20,000	7,801
Promissory notes payable	15,000	-

Net cash provided by financing activities	$35,000	$7,801

Net variation in cash	$93	$(2,360)

Cash, beginning of period	$-	$2,360

Cash, end of period	$93	$-

Noncash investing and financing transactions
Beneficial conversion discount on convertible notes	$5,000	$-
Initial measurements of derivative liabilities	$1,993	$-

The accompanying notes are an integral parts of these unaudited condensed financial statements.

4 | Page

GOLDEN EDGE ENTERTAINMENT, INC.

Notes to Financial Statements

September 30, 2015

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 4,600,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 4,600,000 warrants were outstanding as of September 30, 2015.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or

5 | Page

realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv)collectability is reasonably assured.

Cash and cash equivalent

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with a convertible line of credit due to the conversion price being a percentage of the market price of the Company’s stock at the date of conversion.

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

6 | Page

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

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit in the amount of $135,886 as of September 30, 2015 ($86,839December 31, 2014).The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 4. CONVERTIBLE NOTES PAYABLE

The Company received on July 15, 2015, a total of $10,000 by issuance of one convertible note for $10,000. The convertible note is to pay to the order of the holder the sum of the promissory note at the time and in the manner provided. This convertible promissory note bear interest from the date of issuance at the rate of 8% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.40 per share. Commencing on the demand date, all principal and accrued interest shall be payable by the Company upon demand by the investor.

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000.  During the quarter ended September 30, 2015, the Company borrowed $5,000 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) is due on September 9, 2016.  The outstanding balance of under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered derivative liabilities.  The embedded conversion feature at the date of each draw was calculated to be $6,993, which is recorded as a derivative liability as of the date of issuance.  The derivative liability was first recorded as a debt discount up to the face amount of the draws on convertible line of credit of $5,000 with the remaining $1,993 begin charge as a financing cost during the quarter ended September 30, 2015.  The debt discount is being amortized over the term of the convertible line of credit.  The Company recognized additional interest expense of $287 during the quarter ended September 30, 2015 related to the amortization of the debt discount.

NOTE 5. DERIVATIVE LIABILITY

The convertible line of credit discussed in Note 5has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2015:

Stock price	$0.46
Risk free rate	0.33%
Volatility	250%
Conversion/ Exercise price	$0.276
Dividend rate	0%
Term (years)	0.95

The following table represents the Company’s derivative liability activity for the period ended September 30, 2015:

Amount

Derivative liability balance, December 31, 2014	$-
Issuance of derivative liability during the period ended September 30, 2015	6,993
Change in derivative liability during the period ended September 30, 2015	(86)
Derivative liability balance, September 30, 2015	$6,907

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of September 30, 2015, there were a total of 17,580,000 common shares issued and outstanding.

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

•

On June 30, 2011 the Company issued a total of 10,000,000 common shares to its officers and directors for cash totaling $5,000 or $0.0005 per share. On February 1, 2013 the Company issued 6,000,000 common shares to an officer for services.

•

On March 24, 2015 the Company issued a total of 400,000 common shares for the exercise of 400,000 warrants for a value of $0.05 per common share or a total 0f $20,000.

•

On March 24, 2015 the Company’ Board of Directors approved a conversion price for all the warrants outstanding changed to $0.05.

As a result of these issuances there were a total 17,580,000 common shares issued and outstanding, and a total of 4,600,000 warrants to acquire common shares (at $0.05) issued and outstanding, at September 30, 2015.PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2015 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 7- EARNINGS PER SHARE

The computation of earnings (loss) per share for the period ended September 30, 2015 and 2014 is as follow:

	Three months ended	Threemonths ended	Ninemonths ended	Ninemonths ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net loss available
to common shareholders	$(28,417)	$(2,150)	$(49,047)	$(10,761)

Weighted number of common shares	17,580,000	17,180,000	17,389,524	17,180,000

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the period from inception (December 30, 2010) through September 30, 2015 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

NOTE 8. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 9. RELATED PARTY TRANSACTIONS

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

NOTE 10. WARRANTS

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

NOTE 11. SUBSEQUENT EVENTS

In October 2015, the Company borrowed additional $6,600 under the convertible line of credit dated September 9, 2015.

9 | Page

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.

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

11 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015 we had $93 in cash and no other assets, and as of December 31, 2014, our most recent year end, we had no cash and no other assets.

As of September 30, 2015 we had total liabilities of $27,083(December 31, 2014 - $693) consisting of accounts payable ($12,476),convertible notes payable ($7,700), and derivative liability ($6,907).

At September 30, 2015 we had an accumulated deficit of $135,886and as of December 31, 2014, our last audit date, we had a deficit of $86,839. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings.

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

12 | Page

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2015and December 31, 2014, (ii) Statement of Operations for the three months and nine months period ended September 30, 2015 and 2014, (iii) Statement of Cash Flows for the threemonths and ninemonths period ended September 30, 2015 and 2014, and (iv) Notes to Financial Statements.

14 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2015                      GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/

          Anthony Pavek

 --------------------------------------

 President and Director

 By: /s/

            Anthony Pavek

--------------------------------------

Secretary, Treasurer and Director

15 | Page