Form 10-K
period 2015-12-31
Golden Edge Entertainment, Inc.
filed 2016-04-14
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 000-54958

Golden Edge Entertainment, Inc.

Delaware	45-2283057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3959 van dyke rd, Suite 313

Tampa, FL, 33558

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

 Yes [  ]   No [X]

The aggregate market value of Golden Edge Entertainment, Inc. common stock held by non-affiliates of Golden Edge Entertainment, Inc. as of the last business day of the most recently completed fiscal quarter (March 31, 2016 was approximately $0.00, based on lack of any trade or posted price reported by OTC on or prior to December 31, 2015.

There were 17,580,000 shares of Golden Edge Entertainment, Inc. common stock outstanding as of April 14, 2016.

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

ITEM 1. BUSINESS

Background of the issuer and its predecessor

Golden Edge Entertainment, Inc. (the “Company” or the “Issuer” ) is an entertainment production company originally incorporated under the name Retail Spicy Gourmet, Inc. on December 30, 2010 in Delaware. The name was changed by amendment to the Certificate of Incorporation to Golden Edge Entertainment on February 26, 2013.

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

Description of Current Business

Golden Edge Entertainment is primarily engaged in the business of providing professional services to the music recording industry. We intend to develop three sources of revenue: 1) Revenue from production services; 2) Revenue from events production and promotion 3) Revenue from artist management. We will not be engaged in the sale of music or related merchandise to the public.

The Company provides advice, and assistance to all aspects of the entertainment industry. Originally conceived to provide production services, it now has expanded its scope to providing complete end-to-end services for the industry.

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

Golden Edge Artist Development supports the development of emerging Creative artists and responds to their needs by embracing new business models, ideas, and approaches. We work with the artists and develop strategies which include funding, staffing, program delivery, marketing, fundraising, legal advice and other infrastructure needs. GOLDEN EDGE may be seen as an early investor in their artistic endeavours, and it is by their participation, that the artist may be able to attract other opportunities. We see ourselves as a Stage 1 incubator and also provide a hybrid facility to produce works from talented individuals with a story to tell.

Golden Edge Event Productions, Promotion and Ticketing has been described as the ‘’Next Generation’’ in concert and event productions. The Company’s expertise is in the development of high profile events that deliver predictable sustainable revenue streams. The Company is known for its ability to execute concerts locally and internationally, and has been able to present Tier A acts as a result of its relationships with major booking agencies developed over years of interaction. In addition to having access the best acts and available talent, Golden Edge has developed solid relationships with service providers, and has formed strategic alliances with a number of companies with global and regional presence to further facilitate the implementation of its productions and create a replicable model.

Plan of Operation

The business model is based on a combination of short term, near term and long term revenue models as defined below:

Short Term Revenue is comprised of a residual revenue model whereby GDEE provides infrastructure and managed services to its clients. It includes base infrastructure products such as artist websites, hosting, email, text messaging and mobile integration services to its clients. Near Term Revenue includes project based high profit production services.

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

Golden Edge Productions

Golden Edge has the capacity to produce the highest quality digital production for any industry. Initially focused on production for the music industry, Golden Edge now creates high quality work for training, commercial productions, television shows, infomercials, and feature films.

Golden Edge Artist Development

Golden Edge works with our artists to provide an entire suite of products and services which includes but is not limited to writing, post-production, website design, social media, event planning, and financing. The Company fills the gap in the music industry, by providing an alternative to the status quo. Golden Edge is a full service music production, management and distribution company, and makes it services available to all of its artists, whether they are established international acts, or up and coming local bands.

Golden Edge Event Productions, Promotions and Ticketing

Golden Edge has experience in producing large-scale events, and has its own technology for both the ticketing and marketing of individual acts. It continually develops its technology infrastructure, to ensure that its artists have access to the latest social media marketing tools. By owning its own ticketing system, it also allows the artist to generate cash flow in advance of the event, and allows better management for the event managers to gauge attendance.

Strategic Goals

Golden Edge Entertainment seeks relationships with all sectors of the entertainment, creative and cultural communities. GDEE sees itself as a true partner with these sectors in so much as our success is directly tied to the success of our partners, whether those partners are musicians, artists, publishers, authors, writers or other cultural actors creating a true win-win environment. Golden Edge has positioned itself to become a facilitator of other people’s dreams, ideas and desires, and provides an unparalleled array of products and services in order to achieve common goals:

❖ Acquire and develop Intellectual Property

❖ Identify, mentor, and support cultural actors

❖ Commercialize and market the assets

❖ Create an exchange platform that is continually evolving

Golden Edge plans to continue developing and deploying its platforms while simultaneously acquiring digital entertainment and cultural assets which add to its intellectual capital.

Revenue Model

Golden Edge’s revenue model has been developed after careful analysis of the culture and entertainment sectors. We reviewed key elements that contributed to their success or failure, and looked at a myriad of companies. What we found is that most Culture and Entertainment sectors know they need more customers, and a better way to reduce costs and increase operational efficiencies. We have developed our business model with these requirements in mind. Golden Edge Entertainment will combine a conservative and balanced approach to its revenue model, by diversification of its income stream across multiple revenue types. It will spread its risk and share its rewards with individuals and groups that believe in this shared philosophy.

Golden Edge sees its revenue sources in a number of areas:

❖ Production Services

❖ Event Promotion and Sponsorship

❖ Royalties, and Licensing

❖ Transactions

By consolidating all of the cost centers under one roof, Golden Edge will provide the most efficient one stop shop for entertainers, creative professionals, and cultural actors to develop their services, products, or art in the most efficient manner.

Officers and Directors

Tony Khoury, Director, Secretary and Treasurer has been involved as an experienced professional in the industry of sales and leasing for the past ten years. From 2006 to 2015, Mr. Khoury has been a Director of Sales and Leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national, vertically integrated real estate group offering third party real estate services in the United States. Mr. Khoury was responsible for a team of sales people creating new marketing ideas, negotiating sales of properties and implementing new corporate strategies. From 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers in Toronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in Mergers and Acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. Mr. Khoury attended Vanier College in Montreal, Quebec.

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

John Govoruhk, COO, born 2/12/59 is a promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, Lynyrd Skynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE.  Mr. Govoruhk is founder of Crowd Pleaser Artist a promotional company, in business for last 5 years.

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

We have limited operating history and no significant revenues or earnings from operations.

We have no assets other than a small amount of cash and other small assets. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we produce our first event which is currently under development. Further, there is no assurance that we will be able to successfully produce an event. Even if we do achieve profitability, we may be unable to sustain or increase that profitability in the future. Results of operations will depend upon numerous factors, some beyond our control, including market acceptance of our products and services and competition. If we do not develop operations and revenues, the value of any investment in our Company may become worthless.

We may require additional funds to achieve our current business strategy, which we may not be able to obtain which would affect our ability to operate.

While the Company will begin operations without raising significant capital by taking on projects from clients who will pay in advance for our services, it is possible that we will require additional funds at some point. There can be no assurance that additional funds will be available to the Company if needed, or, if available, that they will be available on terms which would be acceptable. If the Company’s capital is insufficient to operate successfully, and if additional funding is not available or not available on acceptable terms, the value of any investment in our Company may become worthless. Mr. Pavek and the Company’s CEO have orally agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers or directors of the Company when the obligation is incurred. They have not set a maximum dollar amount that they are willing to provide to the Company, and they are not contractually obligated to fund the Company, and the Company cannot provide assurance that their funding will continue in the future.

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

The Company must make a subjective determination as to the marketability of an artist’s work when defining the terms of a production contract with an artist. If we sign artists who ultimately turn out to be unprofitable or fail to sign, our financial condition may be adversely effected and the value of our securities, if any, may decline in value or become worthless.

Our success depends heavily on two individuals and we have no insurance on those individuals.

Our success depends almost exclusively on two individuals, our President, Anthony Pavek and vice president John Govoruhk.  Mr. Pavek is the only member of our management team with experience in the music industry. The Company does not carry life or disability insurance on Mr. Pavek. If the Company were to lose the services of Mr. Pavek before operations or funding would allow the Company to hire other management with industry experience, the Company would most likely fail and the value of our securities, if any, decline in value or become worthless.

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

Having only one director limits our ability to establish effective independent corporate governance procedures.

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

Our director, Tony Khoury, currently owns approximately 91.4% of our Common Stock. Because of this, he will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by where such securities represent "cheap stock" previously issued to promoters or others. Our officers received stock at a price of $.0005 for each share, and may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations that such securities are:

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

ITEM 2. PROPERTIES

We presently utilize office space at 3959 van dyke rd, Suite 313, Tampa, FL, 33558. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There is no current pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended December 31, 2015.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY

Market Information

There is limited trading market for our Common Stock at present and there has been limited trading market since inception.

Holders

As of April 14, 2016, there were approximately 51 stockholders of record holding our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended December 31, 2015 and 2014 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	December 31, 2015	December 31, 2014
Statement of Operations Data
Revenues	-	-
Expenses	80,334	11,454
Net Profit/Loss	(80,334)	(11,454)
Loss per share
Basic & Diluted	(0.00)	(0.00)

Balance Sheet Data

Cash	0	-

Total Assets	1400	-

Liabilities	51,514	693

Stockholders ’ Equity (Deficit)	(50,114)	(693)

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Discussion and Analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2015 and December 31, 2014. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015 we had assets of $1,400, and liabilities of $59,677and we had an accumulated deficit of $167,173. As of December 31, 2014 we had assets of $Nil, and $693 of liabilities and we had an accumulated deficit of $86,839. Most of our expenses in 2015, were for professional, general, and administrative expenses which totalled $72,997. In 2014 the Company was dormant and we had $11,454 of expenses. Our increase in liabilities was the result of a loan from an officer and shareholder. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

• Balance Sheets

• Statement of Operations

• Statement of Changes in Stockholders’ Equity

• Statement of Cash Flows

• Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMETNS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure. Anton & Chia, CPAs still remains our auditor.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (December 31, 2015). The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director and Executive Officer

We have one director and two officers, as set forth below.

Name	Age	Position
Tony Khoury	36	Director, Secretary and treasurer

Anthony Pavek	36	CEO

John Govoruhk	57	COO

Biographies and Qualifications of Our Executive Officers and Director.

The biographies of our executive officer and director and our two consultants, including certain information regarding the director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company, are as follows:

Mr. Khoury has been involved as an experienced professional in the industry of sales and leasing for the past ten years. From approximately 2006 to 2015, Mr. Khoury has been a Director of Sales and leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national, vertically integrated real estate group offering third party real estate services in the United States. Mr. Khoury was responsible for a team of sales people creating new marketing ideas, negotiating sales of properties and implementing new corporate strategies. From approximately 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers in Toronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in Mergers and Acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. Mr.Khoury attended Vanier College in Montreal, Quebec.

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

5,000,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E

On March 24, 2015, The board passed a resolution on electing to change the exercise price of Warrants A, B,C and D to $0.05

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth certain information, as of the date of this Current Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Corporation’s executive officers and directors; and (iii) the Corporation’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Current Report, there are 17,580,000 shares of common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners and Management

17,580,000 shares outstanding shares

100 M authorized shares

16,065,000 Tony Khoury

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has  the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Current Report. As of the date of this Current Report, there are 17,580,000 shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no related party transactions, or any other transactions required to be disclosed, other than the compensation paid to our past President and noted above in the form of 6,000,000 share of our common stock. There are no promoters except to the extent the Directors of the Company may be considered to be promoters because of their involvement with the Company ’ s business plan, and/or its bankruptcy plan of reorganization, and/or their ownership of shares in the Company, and/or their family relationship with our president.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Anton & Chia, CPAs, audited the Company ’ s financial statements for the year ended December 31, 2015, and Kenne Ruan, CPA audited the Company ’ s financial statements for the year ended December 31, 2014. The following table sets forth the aggregate fees billed to the Company by Anton & Chia for 2012 and by Kenne Ruan for 2013:

Audit fees, including the audit of the Company’s annual financial statements and fees related to reviews of quarterly financial statements, consents and review of registration statements.

Year 2014: $3,300

Year 2015: $9,360

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

          FINANCIAL STATEMENTS

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language).

Balance Sheets as of December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statements of Changes in Stockholders’ Deficit

Statements of Cash Flows for the years ended December, 2015 and 2014

Notes to Financial Statements

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

GOLDEN EDGE ENTERTAINMENT INC.

Date: April 14, 2016

By: /s/ Anthony Pavek

    Anthony Pavek

    Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Anthony Pavek Anthony Pavek	Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)	April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Edge Entertainment, Inc.

We have audited the accompanying balance sheet of Golden Edge Entertainment, Inc. (the "Company") as of December 31, 2015 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Edge Entertainment, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 14, 2016

GOLDEN EDGE ENTERTAINMENT, INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Fixed assets	1,400	-

Total assets	$ 1,400	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank Overdraft	116	-
Accounts Payable	14,976	693
Convertible Note Payable, Net	11,227	-
Derivative liability	13,358	-
Shares to be Issued	$ 20,000	$ -

Total liabilities	$ 59,677	$ 693

Stockholders' deficit
Preferred stock; $0.0001 par value, 20,000,000 share authorized;
no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock; $0.0001 par value,
100,000,000 shares	$ 1,758	$ 1,718
authorized; 17,580,000 and 17,180,000 shares issued
and outstanding at December 31, 2015 and 2014.
Additional paid - in capital	107,138	84,428
Accumulated Deficit	(167,173)	(86,839)

Total stockholders' deficit	$ (58,277)	$ (693)

Total liabilities and stockholders' deficit	$ 1,400	$ -

The accompanying notes are an integral part of these financial statements

GOLDEN EDGE ENTERTAINMENT INC.
STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2015	December 31, 2014

Revenue	$ -	$ -

Cost of revenue	-	-

Gross profit	-	-

Operating expenses	72,997	11,454

Loss from operations	(72,997)	(11,454)

Other Income / (Expenses)

Derivative Expenses	(4,072)	-
Change in Derivative Liability	714	-
Financing costs	(3,979)	-
Total Other Income and Expenses	7,337	-

Loss before income taxes	(80,334)	(11,454)

Income tax	-	-

Net loss	$ (80,334)	$ (11,454)

Loss per share
basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	17,489,041	17,180,000

The accompanying notes are an integral part of these financial statements

GOLDEN EDGE ENTERTAINMENT, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common		Add'l		Total
	Stock		Paid-in	Accum.	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2013	17,180,000	$ 1,718	$ 70,227	$ (75,385)	$ (3,440)

Forgiveness of debt	-	-	14,201	-	14,201
Net loss	-	-	-	(11,454)	(11,454)
Balance, December 31, 2014	17,180,000	$ 1,718	$ 84,428	$ (86,839)	$ (693)

Proceeds received from Issuance Shares of Common Stock	400,000	40	19,960	-	20,000
Beneficial Conversion Feature on Convertible Note Payable	-	-	2,750	-	2,750
Net loss	-	-	-	(80,334)	(80,334)
Balance, December 31, 2015	17,580,000	$ 1,758	$ 107,138	$ (167,173)	$ (58,277)

The accompanying notes are an integral part of these financial statements

Golden Edge Entertainment, Inc.
STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES
Net loss	$ (80,334)	$ (11,454)
Adjustment to reconcile net loss to cash
flows used in operating activities:
Common stock issued per court order	-	-
Warrants issued per court order	-	-
Amortization of debt discounts	3,613	-
Derivative expense	4,072	-
Change in value of derivative liability	(714)	-
Changes in operating assets and liabilities:
Accrued liabilities	14,763	693
Net cash used in operating activities	$ (58,600)	$ (10,761)

INVESTING ACTIVITIES
Acquisition of fixed assets	(1,400)	-
Net cash used in investing activities	$ (1,400)	$ -

FINANCING ACTIVITIES
Proceeds received for exercised warrants	40,000	-
Proceeds received for convertible note payable	20,000	-
Forgiveness of debt	-	14,201
Decrease in related party note payable	-	(5,800)
Net cash provided by financing activities	$ 60,000	$ 8,401

Net change in cash	$ -	$ (2,360)

Cash, beginning of year	$ -	$ 2,360

Cash, end of year	$ -	$ -

The accompanying notes are an integral part of these financial statements

GOLDEN EDGE ENTERTAINMENT, INC.

Notes to Financial Statements

December 31, 2015

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. As of December 31, 2015 had not yet realized any revenues from its planned operations. Activities have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 4,600,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 4,600,000 warrants were outstanding as of December 31, 2015.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. The Company has not incurred any loss from this risk.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended December 31, 2015 and 2014 was $10,925 and $13,240, respectively.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities, advances to stockholders, notes payable and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities, advances to stockholders, and notes payable approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with a convertible line of credit due to the conversion price being a percentage of the market price of the Company’s stock at the date of conversion.

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

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items.  ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit as of December 31, 2015 in the amount of $167,173($86,839 - December 31, 2014). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 4. CONVERTIBLE NOTES PAYABLE

The Company received on July 27, 2015, a total of $10,000 by issuance of one convertible note for $10,000. The convertible note is to pay to the order of the holder the sum of the promissory note at the time and in the manner provided. This convertible promissory note bear interest from the date of issuance at the rate of 8% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.40 per share. Commencing on the demand date, all principal and accrued interest shall be payable by the Company upon demand by the investor.

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000.  During the year ended December 31, 2015, the Company borrowed $10,000 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) is due on September 9, 2016.  The outstanding balance of under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered derivative liabilities.  The embedded conversion feature at the date of each draw was calculated to be $14,072, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the draws on convertible line of credit of $10,000 with the remaining $4,072 begin charge as a financing cost during the year ended December 31, 2015.  The debt discount is being amortized over the term of the convertible line of credit.

The Company recognized additional interest expense of $3,613 during the year ended December 31, 2015 related to the amortization of the debt discount.

NOTE 5. DERIVATIVE LIABILITY

 The convertible line of credit discussed in Note 5 has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2015:

Stock price	$ 0.21
Risk free rate	0.61%
Volatility	270%
Conversion/ Exercise price	$ 0.276
Dividend rate	0%
Term (years)	0.95

The following table represents the Company’s derivative liability activity for the period ended December 31, 2015:

Amount

Derivative liability balance, December 31, 2014	$-
Issuance of derivative liability during the year ended December 31, 2015	14,072
Change in derivative liability during the year ended December 31, 2015	714
Derivative liability balance, December 31, 2015	$13,358

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of December 31, 2015, there were a total of 17,580,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totalling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”). The Court ordered the distribution of shares in Retail Spicy Gourmet, Inc. to all general unsecured creditors of SGO, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of 100,000 shares in the Company to the shareholders of SGO. The Court also ordered the distribution of 1,000,000 shares and 5,000,000 warrants in the Company to the administrative creditors of SGO, with these creditors to receive one share of common stock and five warrants in the Company for each $0.05 of SGO’s administrative debt which they held. The warrants consisted of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015.

•

On March 24, 2015 the Company issued a total of 400,000 common shares for the exercise of 400,000 warrants for a value of $0.05 per common share or a total 0f $20,000.

•

In the last quarter of 2015, a warrant conversion was exercised at $ 0.05 for 400,000 shares. The shares have been converted but have yet to be issued yet by the transfer agent at December 31, 2015.

As a result of these issuances there were a total 17,580,000 common shares issued and outstanding, and a total of 4,600,000 warrants to acquire common shares (at $0.05) issued and outstanding, at December 31, 2015. PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2015 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 7 - EARNINGS PER SHARE

The computation of earnings (loss) per share for the year ended December 31, 2015 as follow:

For the year ended December 31, 2015, the net loss available to common shareholders is $80,334 ($11,454 – December 31, 2014). The weighted average number of common shares is 17,489,041(17,180,000 – December 31, 2014) for a basic loss per share of $ 0.00 ($ 0.00 – December 31, 2014).

NOTE 8. INCOME TAXES

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

In 2010, the Company adopted Accounting for Uncertain Income Taxes under the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not recognize any additional liability for unrecognized tax benefits as a result of the adoption of ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. There was no temporary differences which give rise to deferred tax asset nor liability during the year ended December 31, 2015.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. There was no income tax payable as of  December 31, 2015 and 2014, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

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

NOTE 11. SUBSEQUENT EVENTS

There are no subsequent events at the date of this report.