Form 10-K/A
period 2015-12-31
Golden Edge Entertainment, Inc.
filed 2016-05-04
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

There were 17,580,000 shares of Golden Edge Entertainment, Inc. common stock outstanding as of April 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:        None.

EXPLANATORY NOTE

Golden Edge Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016 (the “Original Form 10-K”).  The amendment is being filed for the purpose of amending the Selected Financial Data table contained in Item 6 and to correct typographical errors which appeared in the Report of Independent Registered Public Accounting Firm.

Item 6 Selected Financial Data numbers were changed for the year ended December 31, 2015 to reflect the correct numbers.  Liabilities changed from $51,514 to the correct number of $59,677 as well as Stockholders Equity changed from $(50,114) to the correct number of $(58,277) as reported in the Balance sheet of the original 10-K filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

	December 31, 2015	December 31, 2014
Statement of Operations Data
Revenues	-	-
Expenses	80,334	11,454
Net Profit/Loss	(80,334)	(11,454)
Loss per share
Basic & Diluted	(0.00)	(0.00)

Balance Sheet Data

Cash	0	-

Total Assets	1400	-

Liabilities	59,677	693

Stockholders ’ Equity (Deficit)	(58,277)	(693)

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015 we had assets of $1,400, and liabilities of $59,677 and ($58,277) we had an accumulated deficit of $167,173. As of December 31, 2014 we had assets of $Nil, and $693 of liabilities and we had an accumulated deficit of $86,839. Most of our expenses in 2015, were for professional, general, and administrative expenses which totalled $72,997. In 2014 the Company was dormant and we had $11,454 of expenses. Our increase in liabilities was the result of a loan from an officer and shareholder. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

Date: May 3, 2016

By: /s/ Anthony Pavek

    Anthony Pavek

    Chief Executive Officer

(Principal Executive Officer)

(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Anthony Pavek Anthony Pavek	Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer)	May 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Golden Edge Entertainment, Inc.

We have audited the accompanying balance sheets of Golden Edge Entertainment, Inc. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Edge Entertainment, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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