Form 10-Q
period 2016-03-31
Golden Edge Entertainment, Inc.
filed 2016-05-16
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x /        No  //

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                  Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).     Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 16, 2016 was 17,580,000.

1 | Page

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2016, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS

Fixed assets	6,792	1,400

Total assets	$6,792	$1,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	15	116
Accounts Payable	23,335	14,976
Convertible notes payable,net	34,906	11,227
Derivative liability	12,336	13,358
Shares to be issued	20,000	20,000

Total liabilities	$90,592	$59,677

Stockholders' deficit
Preferred stock; $0.0001 par value, 20,000,000 share authorized;	-	-
no shares issued and outstanding at March31, 2016 and December 31, 2015
Common stock; $0.0001 par value, 100,000,000 shares authorized:	1,758	1,758
17,580,000 shares issued and outstanding
at March31, 2016 and December 31, 2015.
Additional paid - in capital	107,338	107,138
Accumulated Deficit	(192,896)	(167,173)

Total stockholders' deficit	$(83,800)	$(58,277)

Total liabilities and stockholders' deficit	$6,792	$1,400

	-	-

The accompanying notes are an integral parts of these unaudited condensed financial statements.

2 | Page

GOLDEN EDGE ENTERTAINMENT INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended

	March 31, 2016	March 31, 2015

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	$-	$-

Operating expenses	22,866	7,860

Loss from operations	$(22,866)	$(7,860)

Other income (Expenses)
Change in derivative liability	1,022	-
Financing costs	(3,879)	-
Total other income/(expenses)	(2,857)	-

Loss before income taxes	$(25,723)	$(7,860)

Income tax	-	-

Net loss	$(25,723)	$(7,860)

Loss per share
basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	17,580,000	17,580,000

The accompanying notes are an integral parts of these unaudited condensed financial statements.

3 | Page

Golden Edge Entertainment, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For three months	For three months
	ended	ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net loss	$(25,723)	$(7,860)
Adjustment to reconcile net loss to cash
flows provided by operating activities:
Amortization of debt discounts	3,613	-
Change in value of derivative liability	(1,022)	-
Changes in operating assets and liabilities:
Account payable and Accrued liabilites	8,524	$7,860
Net cash used in operating activities	$(14,608)	-

INVESTING ACTIVITIES
Acquisition of fixed assets	(5,392)	-
Net cash used by investing activities	$(5,392)	$-

FINANCING ACTIVITIES
Proceeds received for convertible note payable	20,000	-
Warrants exercised into common stock	-	20,000
Net cash provided by financing activities	$20,000	$20,000

Net variation in cash	$-	$20,000

Cash, beginning of period	$-	$-

Cash, end of period	$-	$20,000

The accompanying notes are an integral parts of these unaudited condensed financial statements.

4 | Page

GOLDEN EDGE ENTERTAINMENT, INC.

Notes to Financial Statements

March 31, 2016

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

On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. As of March 31, 2016 had not yet realized any revenues from its planned operations. Activities have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 4,600,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 4,600,000 warrants were outstanding as of March 31, 2016.

5 | Page

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2016, the Company’s only derivative financial instrument was an embedded conversion feature associated with a convertible line of credit due to the conversion price being a percentage of the market price of the Company’s stock at the date of conversion.

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

6 | Page

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

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit in the amount of $192,896 as of March 31, 2016 ($167,173 -   December 31, 2015).The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000.  As of March 31, 2016, the Company borrowed $34,906 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) is due on September 9, 2016.  The outstanding balance of under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered derivative liabilities.  The embedded conversion feature was calculated to be $12,336, which is recorded as a derivative liability as of the balance sheet date, March 31, 2016

The Company recognized additional interest expense of $3,879 during the quarter ended March 31, 2016which included $3,613 related to the amortization of the debt discount.

NOTE 5. DERIVATIVE LIABILITY

The convertible line of credit discussed in Note 4has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

7 | Page

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2016:

Stock price	$0.35
Risk free rate	0.46%
Volatility	285%
Conversion/ Exercise price	$0.21
Dividend rate	0%
Term (years)	0.44

The following table represents the Company’s derivative liability activity for the period ended March 31, 2016:

Amount

Derivative liability balance, December 31, 2015	$ 13,358
Change in derivative liability during the period ended March 31, 2016	(1,022)
Derivative liability balance, March 31, 2016	$ 12,336

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of March 31, 2016, there were a total of 17,580,000 common shares issued and outstanding.

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

•

In the last quarter of 2015, a warrant conversion was exercised at $ 0.05 for 400,000 shares. The shares have been converted but have yet to be issued yet by the transfer agent at March 31, 2016.

As a result of these issuances there were a total 17,580,000 common shares issued and outstanding, and a total of 4,600,000 warrants to acquire common shares (at $0.05) issued and outstanding, at March 31, 2016.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2016 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

8 | Page

NOTE 7- EARNINGS PER SHARE

The computation of earnings (loss) per share for the periods ended March 31, 2016 and 2015 is as follow:

Quarter ended	Net lossavailable	Net loss	weighted
	To commonshareholders	(per share basic)	average
	$	$	shares

March 31, 2016	(25,723)	(0.0015)	17,580,000

March 31, 2015	(7,860)	(0.0004)	17,580,000

For the period from inception (December 30, 2010) through March 31, 2016 there were 5,000,000 shares issuable upon exercise of warrants. The 5,000,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

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

9 | Page

NOTE 11. SUBSEQUENT EVENTS

There are no subsequent events at the date of this report.

10 | Page

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

OFFICERS AND DIRECTORS

Tony Khoury, Director, Secretary and Treasurer has been involved as an experienced professional in the industry of sales and leasing for the past ten years. From 2006 to present, Mr. Khoury has been a Director of Sales and Leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national, vertically integrated real estate group offering third party real estate services in the United States.Mr. Khoury is responsible for a team of sales people creating new marketing ideas, negotiating sales of properties and implementing new corporate strategies. From 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers inToronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in Mergers and Acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. Mr.Khoury attended Vanier College in Montreal, Quebec.

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

11 | Page

for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE.  Mr. Govoruhk is founder of Crowd Pleaser Artist a promotional company, in business for last 5 years.

CORPORATE GOVERNANCE AND MANAGEMENT

On March 23, 2015 Tony Khoury resigned as the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Khoury had no disputes with the Company and still remains as Chairman of the board, Secretary and Treasurer. In conjunction with the resignation of Mr. Khoury, Anthony Pavek was appointed Chief Executive Officer and President of the Company, and John Govoruhk was appointed Vice President and Chief Operating Officer of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016 we had no cash and no other assets, and as of December 31, 2015, our most recent year end, we had no cash and no other assets.

As of March 31, 2016 we had total liabilities of $90,592 (December 31, 2015 - $59,677) consisting of a bank overdraft ($15), accounts payable ($23,335),convertible notes payable ($34,906), derivative liability ($12,336) and shares to be issued ($20,000).

At March 31, 2016 we had an accumulated deficit of $192,896 and as of December 31, 2015, our last audit date, we had a deficit of $167,173. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings.

We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and other directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

12 | Page

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

13 | Page

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended March 31, 2016that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

14 | Page

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our most recent Form 10-K as filed with the SEC on April 14, 2016.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31 30, 2016and December 31, 2015, (ii) Statement of Operations for the three months period ended March 31, 2016 and 2015, (iii) Statement of Cash Flows for the three months period ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements.

15 | Page

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

16 | Page