Form 10-Q
period 2016-06-30
Golden Edge Entertainment, Inc.
filed 2016-09-30
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2016

COMMISSION FILE NUMBER: 000-54958

Luminar Media Group, Inc.

(formerly known as Golden Edge Entertainment, Inc.)

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of September 28, 2016 was 17,600,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited interim consolidated financial statements for the period ended June 30, 2016, prepared by the company, immediately follow.

The accompanying notes are an integral parts of these unaudited condensed financial statements.

GOLDEN EDGE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended	
	June 30, 2016	June 30, 2015	**June 30, 2016**	June 30, 2015
Revenue	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-
Gross profit	$ -	$ -	$ -	$ -
Operating expenses	**30,038**	12,770	**52,904**	20,630
Loss from operations	$ **(30,038)**	$ (12,770)	$ **(52,904)**	$ (20,630)
Other income (Expenses)				
Change in derative liability	**10,610**	-	**11,632**	-
Financing costs	**(7,267)**	-	**(7,533)**	-
Amortization of debt discount	**(24,324)**	-	**(27,937)**	-
Total other income/(expenses)	**(20,981)**	-	**(23,838)**	-
Loss before income taxes	$ **(51,019)**	$ (12,770)	$ **(76,742)**	$ (20,630)
Income tax	-	-	-	-
Net loss	$ **(51,019)**	$ (12,770)	$ **(76,742)**	$ (20,630)
Loss per share				
basic and diluted	$ **(0.00)**	$ (0.00)	$ **(0.00)**	$ (0.00)
Weighted average number of				
common shares outstanding	**17,580,000**	17,404,176	**17,580,000**	17,292,707

The accompanying notes are an integral parts of these unaudited condensed financial statements.

The accompanying notes are an integral parts of these unaudited condensed financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 1.   ORGANIZATION AND NATURE OF BUSINESS

Golden Edge Entertainment, Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The Company incorporated its 100% owned subsidiary, Big Data Media, LLC., under the laws of the State of Delaware on June 1, 2016. On February 1, 2013 the Company resolved to enter the music production and distribution business. The Company intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. As of June 30, 2016 had not yet realized any revenues from its planned operations. Activities have consisted primarily of formation, establishing relationships with studio owners, engineers, technicians, and manufacturers with whom the Company can contract for services, and administrative efforts related to registration under the 1934 Act.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bid Data Media LLC. The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Earnings per share

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC 260 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Common equivalent equity instruments such as 4,600,000 warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive. The 4,600,000 warrants were outstanding as of June 30, 2016.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Since inception, the Company has not recognized any revenue from operations.

Cash and cash equivalent

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2016, the Company’s only derivative financial instrument was an embedded conversion feature associated with a convertible line of credit due to the conversion price being a percentage of the market price of the Company’s stock at the date of conversion.

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

Recently adopted accounting standards

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in  Note 3- Going Concern.

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

Recently issued accounting standards

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition for contracts. This guidance requires an entity to review contracts in five steps and will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. This standard is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods for fiscal years beginning after December 15, 2016. We are currently evaluating the impact, if any, that this new guidance will have on the Company’s Consolidated Financial Statements.

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the taxpaying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2016-02, Leases (Topic 842), On February 25, 2016, the FASB issued a new standard which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  The new guidance will require the asset and liability to be initially measured at the present value of the lease payments in the statement of financial position.  The new guidance will also require the company to recognize interest expense on the lease liability separately from the amortization of the right-use-asset for finance leases and recognize a single lease cost allocated on a straight-line basis over the lease term for operating leases, in the statement of comprehensive income.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early application permitted.  The Company is currently evaluating this guidance to determine the impact it may have on the Company’s Consolidated Financial Statements.

NOTE 3. GOING CONCERN

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. In accordance with ASU 2014-15, management has evaluated the company’s ability to continue as a going concern. Management has determined that there is substantial doubt that the company will continue as a going concern due to the Company's accumulated deficit of $243,915 as of June 30, 2016 ($167,173 - December 31, 2015). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The officers and directors have committed to advancing certain operating costs of the Company.

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

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000.  As of June 30, 2016, the Company borrowed $46,250 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) is due on September 9, 2016.  The outstanding balance of under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered derivative liabilities.  Accordingly, the Company recorded a change in fair value of the derivative liability in the amount of $10,610 and $11,632 for the three and six months ended June 30, 2016, respectively.  There was no such transaction during the three and six month periods ended June 30, 2015.

The Company recognized financing costs of $7,267 and $7,533 during the three and six months ended June 30, 2016, and $24,324 and $27,937 for the three and six months ended June 30, 2016 related to the amortization of the debt discount.

The Company received on January 8, 2016, a total of $20,000 by issuance of one convertible note for $20,000. The convertible note is to pay to the order of the holder the sum of the promissory note at the time and in the manner provided. This convertible promissory note bear interest from the date of issuance at the rate of 8% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. Commencing on the demand date, all principal and accrued interest shall be payable by the Company upon demand by the investor.

NOTE 5. DERIVATIVE LIABILITY

The convertible line of credit discussed in Note 4 has a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2016.

Stock price	$1.04
Risk free rate	0.36%
Volatility	250%
Conversion/ Exercise price	$0.62
Dividend rate	0%
Term (years)	0.19

The following table represents the Company’s derivative liability activity for the period ended June 30, 2016:

Amount

Derivative liability balance, December 31, 2015	$ 13,358
Issuance of derivative liability	41,910
Change derivative liability during the period	(11,632)
Derivative liability balance, June 30, 2016	$ 43,636

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of June 30, 2016, there were a total of 17,600,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”). The Court ordered the distribution of shares in Retail Spicy Gourmet, Inc. to all general unsecured creditors of SGO, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of 100,000 shares in the Company to the shareholders of SGO. The Court also ordered the distribution of 1,000,000 shares and 5,000,000 warrants in the Company to the administrative creditors of SGO, with these creditors to receive one share of common stock and five warrants in the Company for each $0.05 of SGO’s administrative debt which they held. The warrants consisted of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. On March 24, 2015, all warrants were modified and are convertible into common shares at an exercise price of $0.05, and expire on November 19, 2017.

On March 24, 2015 the Company issued a total of 400,000 common shares for the exercise of 400,000 warrants for a value of $0.05 per common share or a total of $20,000.

In the last quarter of 2015, a warrant conversion was exercised at $ 0.05 for 400,000 shares.

As a result of these issuances, there were a total 17,600,000 common shares issued and outstanding, and a total of 4,600,000 warrants to acquire common shares (at $0.05) issued and outstanding, at June 30, 2016.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2016 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 7. INCOME TAXES

The Company has no revenues since inception but has incurred operating expenses. Accordingly, the Company has made no U.S. federal income tax provision since its inception on December 30, 2010.

NOTE 8. RELATED PARTY TRANSACTIONS

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

NOTE 9. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00. All warrants are exercisable at any time prior to November 19, 2015. The gross value of $53,678 (or approximately $0.0107356 per warrant) were assigned to the warrants. On March 24, 2015, all warrants were modified and are convertible into common shares at an exercise price of $0.05, and expire on November 19, 2017.

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

5,000,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E Warrants"

On March 24, 2015, the board passed a resolution on electing to change the exercise price of Warrants A, B, C and D to $0.05 each and the expiry date of the warrants to November 19, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016 we had $3,164 in cash and $6,792 in capital assets, and as of December 31, 2015, our most recent year end, we had no cash and $1,400 in capital assets.

As of June 30, 2016 we had total liabilities of $124,775 (December 31, 2015 - $59,677) consisting of a accounts payable ($23,039), convertible notes payable ($58,100), and derivative liability ($43,636).

At June 30, 2016 we had an accumulated deficit of $243,915 and as of December 31, 2015, our last audit date, we had a deficit of $167,173. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to produce recordings.

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

For the three months ended June 30, 2016 the Company recorded operating expenses of $30,038 compared to $12,770 in the three months ended June 30, 2015. The increase is due to higher professional fees and salaries in the 2016 period.

For the six months ended June 30, 2016 the Company recorded operating expenses of $52,904 compared to $20,630 in the six months ended June 30, 2015, again due to higher professional fees and salaries in the 2016 period.

The company had no derivative liabilities in the first six months of 2015, but recorded changes in derivative liabilities in the six months ended June 30, 2016.

GOING CONCERN

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. In accordance with ASU 2014-15, management has evaluated the company’s ability to continue as a going concern. Management has determined that there is substantial doubt that the company will continue as a going concern due to the Company's accumulated deficit of $243,915 as of June 30, 2016 ($167,173 - December 31, 2015). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The officers and directors have committed to advancing certain operating costs of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not  effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statement of Operations for the three and six month periods ended June 30, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the six month period ended June 30, 2016 and 2015, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     September 28, 2016

GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/

            Tony Khoury

--------------------------------------

  Tony Khoury

  Secretary, Treasurer and Chairman of the Board