Form 10-Q/A
period 2016-06-30
Golden Edge Entertainment, Inc.
filed 2016-11-09
CIK 1575913

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

Copies to:  Daniel C. Masters, Esq.

P. O. Box 66

La Jolla, California 92038

(858) 459-1133 –Tel  ***  (858) 459-1103 - Fax

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Luminar Media Group’s (f/k/a Golden Edge Entertainment) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. The XBRL data files are attached herewith.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing, other than the XBRL data referred to above.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited interim consolidated financial statements for the period ended June 30, 2016, prepared by the company, immediately follow.

GOLDEN EDGE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
Current
Cash	3,164	-
Total current assets	3,164	-

Fixed assets	6,792	1,400

Total assets	$ 9,956	$ 1,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	-	116
Accounts payable and accrued liabilities	23,039	14,976
Convertible notes payable,net [note 4]	58,100	11,227
Derivative liability [note 4 and 5]	43,636	13,358
Shares to be issued	-	20,000

Total liabilities	$ 124,775	$ 59,677

Stockholders' deficit
Preferred stock; $0.0001 par value, 20,000,000 share authorized;	-	-
no shares issued and outstanding at June 30, 2016 and December 31, 2015
Common stock; $0.0001 par value, 100,000,000 shares authorized:	1,760	1,758
17,600,000 shares issued and outstanding
at June 30, 2016 and December 31, 2015.
Additional paid - in capital	127,336	107,138
Accumulated Deficit	(243,915)	(167,173)

Total stockholders' deficit	$ (114,819)	$ (58,277)

Total liabilities and stockholders' deficit	$ 9,956	$ 1,400

The accompanying notes are an integral parts of these unaudited condensed financial statements.

GOLDEN EDGE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended

	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$ -	$ -	$ -	$ -

Cost of revenue	-	-	-	-

Gross profit	$ -	$ -	$ -	$ -

Operating expenses	30,038	12,770	52,904	20,630

Loss from operations	$ (30,038)	$ (12,770)	$ (52,904)	$ (20,630)

Other income (Expenses)
Change in derative liability	10,610	-	11,632	-
Financing costs	(7,267)	-	(7,533)	-
Amortization of debt discount	(24,324)	-	(27,937)	-
Total other income/(expenses)	(20,981)	-	(23,838)	-

Loss before income taxes	$ (51,019)	$ (12,770)	$ (76,742)	$ (20,630)

Income tax	-	-	-	-

Net loss	$ (51,019)	$ (12,770)	$ (76,742)	$ (20,630)

Loss per share
basic and diluted	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of
common shares outstanding	17,580,000	17,404,176	17,580,000	17,292,707

The accompanying notes are an integral parts of these unaudited condensed financial statements.

GOLDEN EDGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net loss	$ (76,742)	$ (20,630)
Add items not involving cash;
Amortization of debt discount	27,937
Change in value of derivative liability	(11,632)
Accrued finanicng costs	4,796	-
Changes in operating assets and liabilities:
Account payable and accrued liabilities	8,063	870
Net cash used in operating activities	$ (47,578)	$ (19,760)

INVESTING ACTIVITIES
Acquisition of fixed assets	(5,392)	-
Net cash used in investing activities	$ (5,392)	$ -

FINANCING ACTIVITIES
Proceeds received for convertible note payable	20,000	-
Proceeds from related party loan		20,000
Proceeds received from line of credit	36,250
Change in bank overdraft	(116)	-
Net cash provided by financing activities	$ 56,134	$ 20,000

Net variation in cash	$ 3,164	$ 240

Cash, beginning of period	$ -	$ -

Cash, end of period	$ 3,164	$ 240

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

Date:     November 8, 2016

LUMINAR MEDIA GROUP INC.

F/K/A GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/

            Chris Cook

--------------------------------------

Chris Cook, CEO