Form 10-Q
period 2016-09-30
Golden Edge Entertainment, Inc.
filed 2016-12-07
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2016

COMMISSION FILE NUMBER: 000-54958

Luminar Media Group, Inc.

(formerly known as Golden Edge Entertainment, Inc.)

(Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                      45-2283057

(State of Incorporation)                                  (I.R.S. Employer ID Number)

3959 Van Dyke Rd., Suite 313, Tampa FL 33558

Tel: 305.424.4909

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of December 7, 2016 was 18,288,974.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited interim consolidated financial statements for the period ended September 30, 2016, prepared by the company, immediately follow.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

LUMINAR MEDIA GROUP, INC.

(formerly Golden Edge Entertainment Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended	
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating expenses	16,132	26,060	69,036	46,690
Loss from operations	$ (16,132)	$ (26,060)	$ (69,036)	$ (46,690)
Other income (Expenses)				
Change in derivative liability	59,953	(1,993)	71,585	(1,993)
Financing costs	(23,465)	(364)	(30,998)	(364)
Amortization of debt discount	(43,031)		(70,968)	-
Total other income/(expenses)	(6,543)	(2,357)	(30,381)	(2,357)
Loss before income taxes	$ (22,675)	$ (28,417)	$ (99,417)	$ (49,047)
Income tax	-	-	-	-
Net loss	$ (22,675)	$ (28,417)	$ (99,417)	$ (49,047)
Loss per share				
basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted average number of				
common shares outstanding	17,680,000	17,580,000	17,613,700	17,389,524

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

LUMINAR MEDIA GROUP, INC.

(formerly Golden Edge Entertainment Inc.)

Notes to Condensed Interim Consolidated Financial Statements

September 30, 2016

(Unaudited)

1.

Organization and Nature of Business

Luminar Media Group, Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013, and to Luminar Media Group, Inc. on August 26, 2016. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The Company incorporated its 100% owned subsidiary, Big Data Media, LLC., under the laws of the State of Delaware on June 1, 2016.

On February 1, 2013, the Company resolved to enter the music production and distribution business. The Company is a development stage business that intends to develop revenue by providing professional services to recording artists. Such services include production of recordings, management of the manufacture of CDs and internet uploading of music files, and management of the manufacture of promotional merchandise such as T-shirts and caps. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

The Company has developed its business plan and has commenced marketing of its services but has realized no revenues to date. The Company's business plan calls for the Company to provide on-line services through the Company's new platform, Big Data Media (“BDM”).   The primary focus of BDM is to charge customers to create and host content in the eLearning sector where courses and modules can then be continually improved, fine-tuned and evolve into an efficient, effective and engaging e-learning.

2.

Presentation of Financial Statements

Basis of Presentation

These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended December 31, 2015. These condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended December 31, 2015, except when disclosed below.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2016, and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015 and its cash flows for the nine month periods ended September 30, 2016 and 2015. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

Estimates

The preparation of these condensed interim financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates, including those related to accrued liabilities and contingencies, the valuation of income taxes, stock based compensation, warrants and convertible notes payable. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances.

Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

3. Going Concern

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. In accordance with ASU 2014-15, management has evaluated the Company’s ability to continue as a going concern. Management has determined that there is substantial doubt that the Company will continue as a going concern due to the Company's accumulated deficit of $266,590 as of September 30, 2016 ($167,173 - December 31, 2015), and working capital deficiency of $144,286 (December 31, 2015 - $59,677). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

The accompanying unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. The condensed interim consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The officers and directors have committed to provide advances to fund certain operating costs of the Company.

4. Convertible Notes Payable

The Company received on July 27, 2015, a total of $10,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.40 per share. The expiry date of the convertible note was extended to July 31, 2017.

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000, which was increased to $100,000 in August 2016.  In addition, the maturity date of the line of credit was extended by one year to September 9, 2017. As at September 30, 2016, the Company borrowed $68,250 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) is due on September 9, 2017.  The outstanding balance under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered a derivative liability.  Accordingly, the Company recorded a change in fair value of the derivative liability in the amount of $59,953 (2015 – ($1,993)) and $71,585 (2015 – ($1,993)) or the three and nine months ended September 30, 2016, respectively.

The Company recognized financing costs of $23,465 and $30,998 during the three and nine months ended September 30, 2016, and amortization of debt discount of $43,031 and $70,968 for the three and nine months ended September 30, 2016.

On January 8, 2016, the Company issued a convertible promissory note for $20,00. The convertible promissory note bears interest from the date of issuance at the rate of 8% per annum, and is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. Commencing on the demand date, all principal and accrued interest shall be payable by the Company upon demand by the investor.

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

The Company uses the Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2016.

Stock price	$0.16
Risk free rate	0.35%
Volatility	252%
Conversion/ Exercise price	$0.096
Dividend rate	0%
Term (years)	0.94

The following table represents the Company’s derivative liability activity for the period ended September 30, 2016:

Amount

Derivative liability balance, December 31, 2015	$ 13,358
Issuance of derivative liability	152,787
Change in derivative liability during the period	(71,585)
Derivative liability balance, September 30, 2016	$ 94,560

6. Stockholders' equity common stock

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of September 30, 2016, there were a total of 17,980,000 common shares issued and outstanding.

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

There were a total 17,980,000 common shares issued and outstanding, and a total of 4,200,000 warrants to acquire common shares (at $0.05) issued and outstanding, at September 30, 2016.

On November 4, 2016, $24,100 of convertible debt was converted into 308,974 common shares.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2016, no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

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

9. Warrants

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of SGO to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00. All warrants were exercisable at any time prior to November 19, 2015. The gross value of $53,678 (or approximately $0.0107356 per warrant) were assigned to the warrants. On March 24, 2015, all warrants were modified and are convertible into common shares at an exercise price of $0.05, and expire on November 19, 2017.

As of the date of this report, 800,000 warrants have been exercised at $0.05. There are 4,200,000 warrants outstanding as of September 30, 2016.

10. Subsequent events

On October 31, 2016, the Company entered into an exclusive license agreement with The Jenex Corporation ("Jenex") in relation to Jenex’s novel thermal therapy device used for insect bites and stings.  The license gives the Company the exclusive right to sell the device in all markets outside of Canada including the United States, Europe and Asia. Under the agreement, the Company paid $25,000 in October 2016 and is obliged to pay an additional $25,000 by November 15, 2016, $75,000 by December 15, 2016 and $125,000 by February 28, 2017. The Company has not made the second instalment as at December 7, 2016.

On November 4, 2016, $24,100 of convertible debt was converted into 308,974 common shares.

On November 21, 2016, the Company issued a convertible promissory note for $20,000. The convertible promissory note bears interest from the date of issuance at the rate of 12% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share.

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

BUSINESS AND PLAN OF OPERATION

Luminar Media Group Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013 and to Luminar Media Group, Inc on August 26, 2016. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder in order to enhance their opportunity to recover from the bankruptcy estate.

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

The Company has developed its business plan and has commenced marketing of its services but has realized no revenues to date. The Company's business plan calls for the Company to provide on-line services through the company's new platform, Big Data Media (BDM).   The primary focus of BDM is to charge customers to create and host content in the eLearing sector where courses and modules can then be continually improved, fine-tuned and evolve into an efficient, effective and engaging e-learning.

On October 31, 2016 the Company entered into an exclusive license agreement with The Jenex Corporation ("Jenex") in relation to Jenex’s novel thermal therapy device used for insect bites and stings.  The license gives Luminar the exclusive right to sell the device in all markets outside of Canada including the United States, Europe and Asia. Jenex maintains the marketing rights in Canada and will own all intellectual property related to the device.  Jenex will be responsible for the quality management system and all Federal Drug Administration (FDA) requirements. Luminar is developing a global marketing strategy based on its extensive knowledge and experience in media and marketing.  Initial efforts will focus on launching its innovative therapy device in the United States with additional markets to follow closely.

OFFICERS AND DIRECTORS

Chris Cook, Chairman of the Board of Directors and Chief Executive Officer, brings more than 15 years of experience in mergers and acquisitions, corporate finance and supporting growth in new emerging companies grow. Most recently he was Vice President of Hawk Capital (Canada) Inc., a boutique corporate finance company, advising private companies on financing requirements, setting go-to-market strategies. mergers and acquisitions and identifying new business opportunities. Prior to that, he was the CFO of Ascel Bio Inc. Mr. Cook holds a TRIUM Global Executive MBA, one of the leading programs for global leaders jointly issued by New York University Stern School of Business, London School of Economics and Political Science, and HEC Paris School of Management.

Tony Khoury, Secretary and Treasurer has been involved as an experienced professional in sales and leasing industry for the past ten years. From 2006 to present, Mr. Khoury has been a Director of Sales and Leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national, vertically integrated real estate group offering third party real estate services in the United States. Mr. Khoury is responsible for a team of sales people creating new marketing ideas, negotiating sales of properties and implementing new corporate strategies. From 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers in Toronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in Mergers and Acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. Mr. Khoury attended Vanier College in Montreal, Quebec.

Anthony Pavek, President, is the founder of HaloHD.com Inc., a rapidly growing film and video production company located in the Tampa bay area. He studied at Full Sail Real World Education in Winter Park, FL where he earned an Associate of Science in Film and Video. Mr. Pavek directed the production of the Zellwood Sweet Corn Festival, an annual concert held just outside of Orlando, which draws approximately 30,000 fans on a yearly basis. He has also directed over 30 major country/rock/Christian artist concerts. Mr. Pavek graduated from Full Sail University in 2002 with an AS in film/video.

John Govoruhk, is a promoter and booking agent with over three decades of experience in the music industry. He started his own booking agency called “Johnny G’s”, an agency that eventually merged with Omni Talent. Working with Omni, Mr. Govoruhk handled numerous national bands, not only at the height of their glory, but in their early days as well. These acts included Jackyl, Quiet Riot, 38 Special, Lynyrd Skynyrd, Jefferson Starship, and Cheap Trick. In addition to owning a studio, he owned and operated a musical instruments business for over ten years as well. Within the last two years, he collaborated on shows for both Live Nation and AEG LIVE. John is founder of Crowd Pleaser Artist a promotional company, in business for last 5 years.

Mirsad Jakubovic, Chief Financial Officer, is a Chartered Accountant and brings more than 25 years of finance experience to his role, having served as a director and executive to a number of public companies.  Mr. Jakubovic also serves as Chief Financial Officer of Medifocus Inc. and Stroud Resources Ltd, both TSX Venture Exchange companies.  Mr. Jakubovic holds an MBA in Finance from Richard Ivey School of business and a Bachelor of Commerce from the University of Toronto.

CORPORATE GOVERNANCE AND MANAGEMENT

On October 18, 2016, Tony Khoury resigned as the Chairman of the Board of Directors. Mr. Khoury had no disputes with the Company and still remains as, Secretary and Treasurer. In conjunction with the resignation of Mr. Khoury, Chris Cook was appointed as Chairman of the Board.

On October 28, 2016, Anthony Pavek resigned as the Company’s Chief Executive Officer.  Mr. Pavek had no disputes with the Company and still remains as, President. In conjunction with the resignation of Mr. Pavek, Chris Cook was appointed as Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company had $89 in cash and $6,792 in capital assets, and as of December 31, 2015, our most recent year end, we had no cash and $1,400 in capital assets.

As of September, 2016 total liabilities of $144,375 (December 31, 2015 - $59,677) consisting of a accounts payable ($15,888),convertible notes payable ($33,927), and derivative liability ($94,560).

At September 30, 2016 we had an accumulated deficit of $266,590 and as of December 31, 2015, our last audit date, we had a deficit of $167,173. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues until we begin to generate sales.

We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and other directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

For the three months ended September 30, 2016 the Company recorded operating expenses of $16,132 compared to $26,060 in the three months ended September 30, 2015. The Company incurred lower professional fees and salaries in the 2016 period.

For the nine months ended September 30, 2016 the Company recorded operating expenses of $69,036 compared to $46,690 in the nine months ended September 30, 2015, due to higher professional fees and salaries in the 2016 period.

GOING CONCERN

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. In accordance with ASU 2014-15, management has evaluated the company’s ability to continue as a going concern. Management has determined that there is substantial doubt that the company will continue as a going concern due to the Company's accumulated deficit of $266,590 as of September 30, 2016 (December 31, 2015 $167,173). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not  effective at a reasonable assurance level. A control system cannot provide absolute assurance, however, that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     December 7, 2016

GOLDEN EDGE ENTERTAINMENT, INC.

By: /s/

              Christopher Cook

 --------------------------------------

Chief Executive Officer

 By: /s/

              Mirsad Jakubovic

--------------------------------------

Chief Financial Officer