Form 10-K
period 2016-12-31
Golden Edge Entertainment, Inc.
filed 2017-04-25
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 000-54958

Luminar Media Group, Inc.

(formerly Golden Edge Entertainment, Inc.)

Delaware	45-2283057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Adelaide St. East  Suite 177

Toronto, Ontario

Canada, M5A 1N1

347-9434835

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

Indicate by check mark whether Luminar Media Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Luminar Media Group, Inc.  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether Luminar is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether Luminar is a shell company (as defined in Rule 12b-2 of the Act).

 Yes [  ]   No [X]

There were 18,688,974 shares of Luminar common stock outstanding as of April 25, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:         None.

LUMINAR MEDIA GROUP INC.

(formerly GOLDEN EDGE ENTERTAINMENT, INC.)

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

ITEM 1. BUSINESS

Background of the issuer and its predecessor

Luminar Media Group Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013 and to Luminar Media Group, Inc. on August 26, 2016. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder in order to enhance their opportunity to recover from the bankruptcy estate.

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

Description of Current Business

The Company has developed its business plan and has commenced marketing of its services but has realized no revenues to date. The Company's business plan calls for the Company to provide on-line services through the company's new platform, Big Data Media ("BDM"). The primary focus of BDM is to charge customers to create and host content in the eLearing sector where courses and modules can then be continually improved, fine-tuned and evolve into an efficient, effective and engaging e-learning. In 2017, Management will continue to pursue opportunities in eLearning but will also expanded its search to include other businesses lines that can benefit from a technology platform to identify new business opportunities with the objective of growing sales revenue for BDM.

On October 31, 2016 the Company entered into an exclusive license agreement with The Jenex Corporation ("Jenex") in relation to Jenex’s novel thermal therapy device used for insect bites and stings.  The license gives Luminar the exclusive right to sell the device in all markets outside of Canada including the United States, Europe and Asia. Jenex maintains the marketing rights in Canada and will own all intellectual property related to the device.  Jenex will be responsible for the quality management system and all Federal Drug Administration ("FDA") requirements.

Luminar will bring media and marketing expertise to the TherOZap™ trade name.  The company’s strategy in 2017 will be to commercialize TherOZap™.  As Jenex moves from a working prototype to full device production, Luminar will roll out a marketing strategy focused on continental United States.  A Class II medical device status from the FDA this platform technology has indicated for the relief of the pain, itch, and inflammation from over 20,000 different insect stings and bites (including bees, wasps, hornets, mosquitoes, black flies and jellyfish).  As a chemical free treatment, these benefits alone are sufficient to support a viable retail sales strategy.

In partnership with Jenex, Luminar is testing the optimized features in the working prototype of the TherOZap™ device as protection against both the Zika virus and West Nile virus and potentially other mosquito borne disease.

The company was started by entrepreneurs who can identify new tools to communicate with a target audience.  At Luminar, we embrace the challenge of the constantly evolving business landscape and our determined culture will develop solutions that evolve with the changing business paradigm.

Officers and Directors

Chris Cook, Chairman of the Board of Directors and Chief Executive Officer, brings more than 15 years of experience in mergers and acquisitions, corporate finance and supporting growth in new emerging companies. Most recently he was Vice President of Hawk Capital (Canada) Inc., a boutique corporate finance company, advising private companies on financing requirements, setting go-to-market strategies, mergers and acquisitions and identifying new business opportunities. Prior to that, he was the CFO of Ascel Bio Inc. Mr. Cook holds a TRIUM Global Executive MBA, one of the leading programs for global leaders jointly issued by New York University Stern School of Business, London School of Economics and Political Science, and HEC Paris School of Management.

Mirsad Jakubovic, Chief Financial Officer, is a Chartered Accountant and brings more than 25 years of finance experience to his role, having served as a director and executive to a number of public companies.  Mr. Jakubovic also serves as Chief Financial Officer of Medifocus Inc. and Stroud Resources Ltd. both TSX Venture Exchange companies.  Mr. Jakubovic holds an MBA in Finance from Richard Ivey School of business and a Bachelor of Commerce from the University of Toronto.

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

The Company has limited operating history and no significant revenues or earnings from operations .

The Company has no assets and will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the TherOZap device is ready for commercial sales. Even if the Company does achieve profitability, teh Company may be unable to sustain or increase that profitability in the future. Results of operations will depend upon numerous factors, some beyond our control, including market acceptance of our products and services and competition. If we do not develop operations and revenues, the value of any investment in our Company may become worthless.

The Company may require additional funds to achieve our current business strategy, which we may not be able to obtain which would affect our ability to operate.

The Company will require additional financing until the TherOZap device is ready for commercial sales. There can be no assurance that additional funds will be available to the Company, if needed, or if available, that they will be available on terms which would be acceptable. If the Company’s capital is insufficient to operate successfully, and if additional funding is not available or not available on acceptable terms, the value of any investment in our Company may become worthless.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when necessary. Because of the exemptions from various reporting requirements provided to the Company as an “emerging growth company”, the Company may be less attractive to investors and it may be difficult for us to raise additional capital as and when the Company needs it. If the company is unable to raise additional capital as necessary, the financial condition and results of operations may be materially and adversely affected.

The Company may not be able to continue to operate as a going concern

Our auditor has expressed the opinion that the Company may not be able to continue as a going concern. The opinion letter and the notation in the financial statements indicate that the Company does not have revenues, significant cash reserves, or other material assets and that it is relying on advances from stockholders, officers and directors to meet operating expenses. The Company may become insolvent if it is unable to pay its debts in the ordinary course of business as they become due.

The Company's operations require management to make subjective determinations as to the potential marketability of the TherOZap device.

The Company must make a subjective determination as to the marketability of The TherOZap device. The TherOZap device is in prototype stage and may never achieve commercialization. The Company's financial condition may be adversely effected and the value of our securities, if any, may decline in value or become worthless if the TherOZap device is not accepted in the market at a profitable price.

The Company's success depends heavily on two individuals and the Company has no insurance on those individuals.

The Company's success depends almost exclusively on two individuals, our CEO, Christopher Cook and Chief Financial Officer Mirsad Jakubovic.  Mr. Cook and Mr. Jakubovic are both experienced in running public companies, and Mr. Jakubovic is the only member of our management team with experience in the medical devices industry. The Company does not carry life or disability insurance on its officers. If the Company were to lose the services of these individuals before operations or funding would allow the Company to hire other management with industry experience, the Company would most likely fail and the value of our securities, if any, decline in value or become worthless.

The Company's Officers devote limited time to the Company's business, which may negatively impact upon its plan of operations, implementation of its business plan and its potential profitability.

Apart from Mr. Cook, who devotes most of his time to the affairs of the Company, our other Officer is involved in another business. The limited amount of time the officers devote to the business may be inadequate to implement the plan of operations and develop a profitable business.

Having only one director limits the Company's ability to establish effective independent corporate governance procedures .

The Company has only one director.  Accordingly, the Company cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until the Company has a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

The Company's Common Stock may never be publicly traded and holders may have no ability to sell their shares.

There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for quotation on the OTC Bulletin Board or in any other trading system in the future. There can be no assurance that a market for the Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

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

If the Company's Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell the Common Stock.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If the Company is unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

The Company's shareholders may face significant restrictions on the resale of Common Stock due to state "blue sky" laws.

There are state regulations that may adversely affect the transferability of our Common Stock. The Company has not registered its Common Stock for resale under the securities or "blue sky" laws of any state. The Company may seek qualification or advise shareholders of the availability of an exemption. The Company is under no obligation to register or qualify its Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by where such securities represent "cheap stock" previously issued to promoters or others. Our officers received stock at a price of $.0001 for each share, and may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations that such securities are:

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

The Company's Common Stock will be subject to significant restriction on resale due to federal penny stock restrictions.

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

ITEM 2. PROPERTIES

The Company presently utilizes office space at 1090 Don Mills Rd Suite 404, North York, Ontario, Canada. This space is provided to Company by the CFO on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There is no current pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended December 31, 2016.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY

Market Information

There is limited trading market for our Common Stock at present and there has been limited trading market since inception.

Holders

As of April 21, 2017, there were approximately 53 stockholders of record holding our common stock.

Dividends

The Company has never paid a dividend on common stock and does not intend to pay a dividend in the foreseeable future. The company has had no earnings from which to pay dividends to date and anticipates that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

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

5,000,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 "E  Warrants" each convertible into one share of common stock at an exercise price of $7.00. All warrants are currently exercisable and may be exercised at any time prior to November 19, 2015. In November 2015 the exercise price of the warrants was changed to $0.05 and the expiry date was extended to November 19, 2017.

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

Stock Splits

The Company never authorized a stock split or reverse stock split.

Repurchases

The Company has never repurchased any shares of our common stock, nor were any repurchases made on its behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended December 31, 2016 and 2015 were derived from the audited financial statements. The audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Discussion and Analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016. the Company had assets of $2,601, and liabilities of $214,544 and an accumulated deficit of $418,308. As of December 31, 2015, the Company had assets of $1,400, and $59,677 of liabilities and an accumulated deficit of $167,173. Most of the expenses in 2016, were for professional, general, and administrative expenses which totaled $121,819. The Company also invested $25,000 in research and development towards the completion of the TherOZap medical device. Most of the expenses in 2015, were for professional, general, and administrative expenses which totaled $72,997. The increase in liabilities was the result of loans from previous officers and shareholder. The Company will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and will continue to depend upon  shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations. Its website is now operational and it hopes to record its first revenues during the next quarter.

GOING CONCERN

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

OFF-BALANCE SHEET ARRANGEMENTS

The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this Form 10-K; they consist of:

• Reports Of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets

• Consolidated Statement of Operations

• Consolidated Statement of Changes in Stockholders ’ Equity

• Consolidated Statement of Cash Flows

• Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMETNS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure. The Company has changed its auditors, UHY McGovern Hurley LLP for the year ended December 31, 2016.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (December 31, 2016). The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that, as of December 31, 2016, disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer teh Company conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, management concluded that internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Insufficient Resources:   The Company has an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

Inadequate Segregation of Duties:   The company has an inadequate number of personnel to properly segregate duties to implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: The Company does not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director and Executive Officer

As at April 21, 2017, the Company has one director and two officers, as set forth below.

Name	Age	Position
Christopher Cook	48	Director, Secretary and CEO

Mirsad Jakubovic	54	CFO

Biographies and Qualifications of Our Executive Officers and Director.

The biographies of our executive officer and director and our two consultants, including certain information regarding the director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of the Company, are as follows:

Chris Cook, Chairman of the Board of Directors and Chief Executive Officer, brings more than 15 years of experience in mergers and acquisitions, corporate finance and supporting growth in new emerging companies grow. Most recently he was Vice President of Hawk Capital (Canada) Inc., a boutique corporate finance company, advising private companies on financing requirements, setting go-to-market strategies, mergers and acquisitions and identifying new business opportunities. Prior to that, he was the CFO of Ascel Bio Inc. Mr. Cook holds a TRIUM Global Executive MBA, one of the leading programs for global leaders jointly issued by New York University Stern School of Business, London School of Economics and Political Science, and HEC Paris School of Management.

Mirsad Jakubovic, Chief Financial Officer, is a Chartered Accountant and brings more than 25 years of finance experience to his role, having served as a director and executive to a number of public companies.  Mr. Jakubovic also serves as Chief Financial Officer of Medifocus Inc., a medical devices company, and Stroud Resources Ltd, both TSX Venture Exchange companies.  Mr. Jakubovic holds an MBA in Finance from Richard Ivey School of business and a Bachelor of Commerce from the University of Toronto.

Code of Ethics

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that the Company develops a website. At such time as the Company has posted the code of ethics on its website, it intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee

The board of directors has not established an audit committee. In addition, the Company does not have a compensation committee or executive committee or similar committees. The company will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

The Board of Directors will consider candidates for director positions that are recommended by any of stockholders. Any such recommendation should be provided to the Secretary.

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

In July 2016, Mirsad Jakubovic was appointed Chief Financial Officer of the Company.

In October 2016, Christopher Cook was appointed Chief Executive Officer replacing Mr. Anthony Pavek.

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2016 the Chief Executive Officer received $3,000 as compensation for his services in 2016. The Chief Financial Officer received $6,000 as compensation in the year ended December 31, 2016. There are no agreements in place or contemplated at this time to provide cash or stock compensation to directors or officers in the future. The Company has no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of officers, directors, or employees, and the Company has no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth certain information, as of the date of this Current Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Corporation’s executive officers and directors; and (iii) the Corporation’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this report, there are 18,688,974 shares of common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners and Management

18,688,974 shares outstanding shares

100,000,000 authorized shares

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

In addition, shares are deemed to be beneficially owned by a person if the person has  the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there are 18,688,974 shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no related party transactions, or any other transactions required to be disclosed, other than the compensation paid to our past President and noted above. There are no promoters except to the extent the Directors of the Company may be considered to be promoters because of their involvement with the Company’s business plan, and/or its bankruptcy plan of reorganization, and/or their ownership of shares in the Company, and/or their family relationship with the president.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

UHY McGovern Hurley LLP audited the Company's financial statements for the year ended December 31, 2016. Anton & Chia, CPAs, audited the Company’s financial statements for the year ended December 31, 2015. The following table sets forth the aggregate fees billed to the Company by UHY McGovern Hurley LLP for 2016 and Anton & Chia for 2015:

Audit fees charged during the following years, including the audit of the Company’s annual financial statements and fees related to reviews of quarterly financial statements, consents and review of registration statements were.

Year 2015: $9,360  Anton & Chia LLP

Year 2016: $13,738 Anton & Chia LLP

Year 2016: $3,700 UHY McGovern Hurley LLP

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

          FINANCIAL STATEMENTS

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language).

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows for the years ended December, 2016 and 2015

Notes to Financial Statements

            FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

            EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMINAR MEDIA GROUP INC.

(formerly Golden Edge Entertainment Inc..)

Date: April 25, 2017

By: /s/ Christopher Cook

    Christopher Cook

    Chief Executive Officer

(Principal Executive Officer)

By: /s/ Mirsad Jakubovic

    Mirsad Jakubovic

    Chief Financial Officer

(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Christopher Cook Christopher Cook	Chief Executive Officer, (Principal Executive Officer)	April 25, 2017

/s/ Mirsad Jakubovic Mirsad Jakubovic	Chief Financial Officer, (Principal Financial Officer)	April 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Luminar Media Group Inc., formerly Golden Edge Entertainment, inc.

We have  audited the accompanying balance sheet of Luminar Media Group Inc. as of December 31, 2016 and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31,

2016.  Luminar Media Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luminar Media Group Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as at December 31, 2015 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated April 14, 2016.

The accompanying consolidated financial statements have been prepared assuming that Luminar Media Group Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements Luminar Media Group Inc.’s operating losses, negative working capital and accumulated deficit as at December 31, 2016 raise substantial doubt about   its ability to continue as a going  concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UHY McGovern  Hurley, LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

April 21, 2017

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

/s/ Anton & Chia LLP

Newport Beach, CA

April 14, 2016

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

LUMINAR MEDIA GROUP, INC.

(Formerly Golden Edge Entertainment, Inc.)

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 1.   ORGANIZATION AND NATURE OF BUSINESS

Luminar Media Group, Inc. (“the Company” or “the Issuer”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013, and to Luminar Media Group, Inc. on August 26, 2016. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The Company incorporated its 100% owned subsidiary, Big Data Media, LLC., ("BDM") under the laws of the State of Delaware on June 1, 2016.

The Company is developing its business plan and has commenced marketing of its services but has realized no revenues to date. The Company's current business plan calls for the Company to market and sell the TherOZap device in the United States and other world markets. The TherOZap device is based on a platform technology indicated for the relief of the pain, itch and inflammation from insect stings and bites and is licensed by the Company. The BDM business plan is to provide on-line services with the primary focus to charge customers to create and host content in the eLearning sector where courses and modules can then be continually improved, fine-tuned and evolve into an efficient, effective and engaging e-learning.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation and presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as of December 31, 2016 have been included. The Company's financial statements are prepared using the accrual basis of accounting in accordance with US GAAP and the Company's functional and reporting currency is the United States dollar. The Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Big Data Media, LLC. All inter-company transactions have been eliminated upon consolidation.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Earnings per share

The Company computes net loss per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC 260 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Common equivalent equity instruments such as 3,800,000 (2015 - 4,600,000) warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

Cash and cash equivalents

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

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities, advances, convertible notes payable and derivative liability. The estimated fair values of cash, accounts payable and accrued liabilities, advances, convertible  and notes payable approximate their carrying amount due to the short-term maturity of these instruments. The recognition of the derivative liability are based on the weighted-average Black-Scholes option pricing model.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2016 and 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible line of credit and convertible notes payable due to the conversion price being a percentage of the market price of the Company’s stock at the date of conversion.

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

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit as of December 31, 2016 in the amount of $418,308 ($167,173 - December 31, 2015) and a working capital deficiency of $211,943 at December 31, 2016 (2015 - $59,677). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Such adjustments could be material.

NOTE 4. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE LINE OF CREDIT

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000.  During the year ended December 31, 2015, the Company borrowed $10,000 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) was due on September 9, 2016. The outstanding balance under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion. In September 2016, the convertible line was extended to September 9, 2017 and the maximum borrowing was increased to $100,000. On October 4, 2016, the Company converted $24,100 from the convertible line credit into 308,974 common shares of the Company. During 2016, the Company borrowed an additional $44,500 under this convertible debenture.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered a  derivative liability.  The embedded conversion feature at the date of each draw was calculated to be $120,135 (2015 - $14,072), which was recorded as a derivative liability as of the date of issuance.  The debt discount is being amortized over the term of the convertible line of credit.

The Company received on July 27, 2015, a total of $10,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.40 per share. The expiry date of the convertible note was extended to July 31, 2018.

The Company received on January 8, 2016, a total of $20,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note was January 8, 2017.

The Company received on April 1, 2016 a total of $17,800 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible was April 1, 2017.

The Company received on October 26, 2016 a total of $30,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 12% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible is October 26, 2017.

The Company received on November 21, 2016, a total of $20,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 12% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note is November 21, 2017.

The Company recognized interest expense of $15,999 during the year ended December 31, 2016 (2015 - $3,613) related to the amortization of the debt discount.

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

The Company uses the Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2016:

	2016	2015
Stock Price	0.52	0.21
Risk free rate	0.35%	0.61%
Expected volatility	253.6%	270%
Conversion/ Exercise price	0.312	0.276
Expected dividend rate	0%	0%
Term (years)	0.69	0.95

The following table represents the Company’s derivative liability activity for the years ended December 31, 2016 and 2015:

	Amount	Amount
	2016	2015
Derivative liability balance, beginning of year	$13,358	-
Issuance of derivative liability during the year	120,135	14,072
Conversion of debt	(22,713)	-
Change in derivative liability during the year	(68,010)	(714)
Derivative liability balance, end of year	$42,770	13,358

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of December 31, 2016, there were a total of 18,688,974 (2015 - 17,580,000) common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,180,000 shares, took place on December 30, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”). The Court ordered the distribution of shares in Retail Spicy Gourmet, Inc. to all general unsecured creditors of SGO, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of 100,000 shares in the Company to the shareholders of SGO. The Court also ordered the distribution of 1,000,000 shares and 5,000,000 warrants in the Company to the administrative creditors of SGO, with these creditors to receive one share of common stock and five warrants in the Company for each $0.05 of SGO’s administrative debt which they held. The warrants consisted of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $7.00. All warrants were exercisable at any time prior to November 19, 2015. (See Note 10).

•

On March 24, 2015 the Company issued a total of 400,000 common shares for the exercise of 400,000 warrants at a price of $0.05 per common share or a total of $20,000.

•

On May 2, 2016 the Company issued a total of 400,000 common shares pursuant to the exercise of 400,000 warrants.  The warrants were exercised at a price of $0.05 per common share or a total of $20,000.

•

On October 17, 2016 the Company issued a total of 308,974 common shares for the conversion of $24,100 of debt from the convertible credit line. The debt was converted at a price of $0.078 per common share based on the share price trading on that date.

•

On November 7, 2016 the Company issued a total of 400,000 common shares for the exercise of 400,000 warrants at a price of $0.05 per common share or a total of $20,000.

As a result of these issuances there were a total 18,688,974 common shares issued and outstanding, and a total of 3,800,000 warrants to acquire common shares at $0.05 issued and outstanding, at December 31, 2016.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2016 and 2015 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 7 - LOSS PER SHARE

The computation of loss per share for the years ended December 31, 2016 and 2015 is as follows:

For the year ended December 31, 2016, the net loss is $226,136 ($80,334 – December 31, 2015). The weighted average number of common shares is 17,979,972 (17,489,041 – December 31, 2015) for a basic loss per share of $ 0.0126 ($ 0.0046– December 31, 2015).

NOTE 8. INCOME TAXES

ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not recognize any additional liability for unrecognized tax benefits as a result of the adoption of ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. There was no temporary differences which give rise to deferred tax asset nor liability during the year ended December 31, 2016 and 2015.

The Company believes that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

The Company tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. There was no income tax payable as of  December 31, 2016 and 2015, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. See Note 12.

NOTE 10. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00.  During 2015, the warrant exercise price was changed to $0.05 and the life of the warrants was extended by two years. The value of the modification was estimated using a Black-Scholes pricing model and was determined to be not material. All warrants are exercisable at any time prior to November 19, 2017. As of December 31, 2016, 1,200,000 warrants have been exercised at $0.05. There are 3,800,000 warrants outstanding as of December 31, 2016 at $0.05 (2015 - 4,600,000).

NOTE 11. COMMITMENTS

On October 31, 2016, the Company entered into an exclusive license agreement with The Jenex Corporation ("Jenex") in relation to Jenex’s novel thermal therapy device used for insect bites and stings.  The license gives the Company the exclusive right to sell the device in all markets outside of Canada including the United States, Europe and Asia. Under the agreement, the Company paid $25,000 in October 2016 and was obliged to pay an additional $25,000 by November 15, 2016, $75,000 by December 15, 2016 and $125,000 by February 28, 2017. The Company has not made any instalments after the initial payment of $25,000 and is re-negotiating the timing of payments with Jenex.  The Company has accrued the $25,000 payment that was due at November 15, 2016.

NOTE 12. SUBSEQUENT EVENTS

On January 25, 2017, the Company issued 400,000 common shares pursuant to a conversion of warrants.

On February 20, 2017, the Company entered into a convertible line of credit that bears interest at 8% per annum. The maximum borrowing under the line of credit is $50,000. The Holder can convert the principle and accrued interest into common shares. The number of common shares into which the loan can be converted shall be determined by dividing the amount being converted by 90% of the bid price on the day of the conversion. A total of $5,000 has been drawn on the line of credit subsequent to the end of the year.

On March 2, 2017, the Company issued 312,500 common shares pursuant to a conversion of the convertible line of credit.

On March 6, 2017, the Company issued 8,000,000 restricted common shares to the Chief Executive Officer as compensation.

On March 15, 2017 the Company issued 400,000 common shares pursuant to a conversion of warrants.

On March 22, 2017 the Company entered into a convertible loan in the amount of $15,000. The loan is payable in one year and bears interest at 8% per annum. The Holder can convert the principle and accrued interest into common shares. The number of common shares into which the loan can be converted shall be determined by dividing the amount being converted by 60% of the bid price on the day of the conversion.

On April 17, 2017 the Company issued 200,000 common shares pursuant to a conversion of warrants.