Form 10-Q
period 2017-03-31
Golden Edge Entertainment, Inc.
filed 2017-05-18
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2017

Commission File Number: 000-54958

Luminar Media Group, Inc.

(formerly Golden Edge Entertainment, Inc.)

Delaware	45-2283057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Adelaide St. East  Suite 177

Toronto, Ontario

Canada, M5A 1N1

347-943-4835

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 17, 2017 was 28,001,474.

The accompanying notes are an integral part of these condensed interim consolidated financial statements

The accompanying notes are an integral part of these condensed interim consolidated financial statements

LUMINAR MEDIA GROUP, INC.

(formerly Golden Edge Entertainment, Inc.)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock				Add'l				Total
	Shares		Amount		Paid-in Capital		Accum. Deficit		Stockholders' Deficit
Balance, December 31, 2015	17,580,000	$	1,758	$	107,138	$	(167,173)	$	(58,277)
Exercise of warrants	800,000		80		39,920				40,000
Conversion of debt	308,974		31		57,438				57,469
Net loss	-		-				(251,135)		(251,135)
Balance, December 31, 2016	18,688,974	$	1,869	$	204,496	$	(418,308)	$	(211,943)
Exercise of warrants	800,000		80		39,920		-		40,000
Common shares issued for compensation	8,000,000		800		3,599,200		-		3,600,000
Conversion of debt	312,500		31		117,469		-		117,500
Beneficial conversion feature	-		-		12,700		-		12,700
Net loss	-		-		-		(3,683,129)		(3,683,129)
Balance, March 31, 2017	27,801,474	$	2,780	$	3,973,785	$	(4,101,437)	$	(124,872)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

The accompanying notes are an integral part of these condensed interim consolidated financial statements

LUMINAR MEDIA GROUP, INC.

(Formerly Golden Edge Entertainment, Inc.)

Notes to Condensed Interim Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

NOTE 2.  PRESENTATION OF FINANCIAL STATEMENTS

Basis of consolidation and presentation

These unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements for the Company’s most recently completed fiscal year ended December 31, 2016. These condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements for the year ended December 31, 2016, except when disclosed below.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2017, and the results of its operations for the three month periods ended March 31, 2017, and 2016 and its cash flows for the three month periods ended March 31, 2017 and 2016. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

The accompanying condensed interim consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Big Data Media, LLC. All inter-company transactions have been eliminated upon consolidation.

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

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit as of March 31, 2017 in the amount of $4,101,437 ($418,308 - December 31, 2016) and a working capital deficiency of $124,872 at March 31, 2017 (December 31, 2016 - $211,943). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying condensed interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Such adjustments could be material.

NOTE 4. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE LINE OF CREDIT

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000.  During the year ended December 31, 2015, the Company borrowed $10,000 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) was due on September 9, 2016. The outstanding balance under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion. In September 2016, the convertible line was extended to September 9, 2017 and the maximum borrowing was increased to $100,000. On October 4, 2016, the Company converted $24,100 from the convertible line credit into 308,974 common shares of the Company. During 2016, the Company borrowed an additional $44,500 under this convertible debenture. On February 17, 2017, an amount of $9,600 was transferred from accounts payable to the line of credit and the Company converted $40,000 from the convertible line of credit into 312,500 common shares, which settled the convertible line of credit in full.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered a  derivative liability.  The embedded conversion feature at the date of each draw during the three month period ended March 31, 2017 was calculated to be $18,796 (2015 - $12,336), which was recorded as a derivative liability as of the date of issuance.  The debt discount was being amortized over the term of the convertible line of credit.

The Company received on July 27, 2015, a total of $10,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.40 per share. The expiry date of the convertible note was extended to July 31, 2018.

The Company received on January 8, 2016, a total of $20,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note was January 8, 2017. On January 4, 2017, the Company repaid the note payable.

The Company received on April 1, 2016 a total of $17,800 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible was April 1, 2017. In March 2017, the Company repaid the note payable.

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

The Company recognized $34,914 during the three months ended March 31, 2017 (2016 - $nil) related to the amortization of the debt discount.

On February 20, 2017, the Company entered into a convertible line of credit that bears interest at 8% per annum. The maximum borrowing under the line of credit is $50,000. The Holder can convert the principle and accrued interest into common shares. The number of common shares into which the loan can be converted shall be determined by dividing the amount being converted by 90% of the bid price on the day of the conversion. A total of $5,000 has been drawn on the line of credit to March 31, 2017.

On March 22, 2017 the Company entered into a convertible loan in the amount of $15,000. The loan is payable in one year and bears interest at 8% per annum. The Holder can convert the principle and accrued interest into common shares. The number of common shares into which the loan can be converted shall be determined by dividing the amount being converted by 60% of the bid price on the day of the conversion. Due to the variable conversion price associated with this convertible line of credit and convertible loan, the Copmany has determined that the conversion feature is a considered a derivative liability. The embedded conversion feature at the date of each draw during the three months ended March 31, 2017 was calculated to be $25,516, which was recorded as a derivative liability as at the date of issuance.  The debt discount is being amortized over the term of convertible line of credit.

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

The Company uses the Black-Scholes option pricing model with the following assumptions to measure the fair value of the derivative liability at:

	March 31, 2017	December 31, 2016
Stock Price	$0.49	$0.52
Risk free rate	0.35%	0.35%
Expected volatility	234.0%	253.6%
Conversion/ Exercise price	$0.29	$0.312
Expected dividend rate	0%	0%
Term (years)	0.3	0.69

The following table represents the Company’s derivative liability activity for the periods ended March 31, 2017 and December 31, 2016

	Amount	Amount
	March 31, 2017	December 31, 2016
Derivative liability balance, beginning of period	$42,770	13,358
Issuance of derivative liability during the period	44,492	120,135
Conversion of debt	(79,449)	(22,713)
Change in derivative liability during the period	(19,360)	(68,010)
Derivative liability balance, end of period	$27,173	42,770

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of March 31, 2017, there were a total of 27,801,474 (December 31, 2016 - 18,688,974) common shares issued and outstanding.

•

On January 25, 2017, the Company issued 400,000 common shares pursuant to a conversion of warrants. The warrants were exercised at a price of $0.05 per common share.

•

On March 2, 2017, the Company issued 312,500 common shares pursuant to a conversion of the convertible line of credit. The debt was converted at a price of $0.128 per common share based on the trading price on that date and the conversion rate.

•

On March 6, 2017, the Company issued 8,000,000 common shares to the Chief Executive Officer as compensation valued at $3,600,000 based on the trading price on that date.

•

On March 15, 2017 the Company issued 400,000 common shares pursuant to a conversion of warrants.

As a result of these issuances there were a total 27,801,474 common shares issued and outstanding, and a total of 3,000,000 warrants to acquire common shares at $0.05 issued and outstanding at March 31, 2017.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2017, and December 31, 2016 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 7 - LOSS PER SHARE

The computation of loss per share for the quarters ended March 31, 2017 and 2016 is as follows:

For the quarter ended March 31, 2017, the net loss is $3,683,129 (2016 – $25,723). The weighted average number of common shares is 19,383,563 (2016 – 17,580,000) for a basic loss per share of $ 0.1900 (2016 – $ 0.0015).

NOTE 8. INCOME TAXES

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

NOTE 10. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00.  During 2015, the warrant exercise price was changed to $0.05 and the life of the warrants was extended by two years. The value of the modification was estimated using a Black-Scholes pricing model and was determined to be not material. All warrants are exercisable at any time prior to November 19, 2017. As of March 31, 2017,  2,000,000 warrants have been exercised at $0.05. There are 3,000,000 warrants outstanding as of March 31, 2017 with an exercise price of $0.05 per share. (December 31, 2016 - 3,800,000).

NOTE 11. COMMITMENTS

On October 31, 2016, the Company entered into an exclusive license agreement with The Jenex Corporation ("Jenex") in relation to Jenex’s thermal therapy device intended to be used for insect bites and stings.  The license gives the Company the exclusive right to sell the device in all markets outside of Canada including the United States, Europe and Asia. Under the agreement, the Company paid $25,000 in October 2016 and was obliged to pay an additional $25,000 by November 15, 2016, $75,000 by December 15, 2016 and $125,000 by February 28, 2017. The Company has not made any instalments after the initial payment of $25,000 and is re-negotiating the timing of payments with Jenex.  The Company has accrued the $25,000 payment that was due at November 15, 2016.

NOTE 12. SUBSEQUENT EVENT

On April 17, 2017, the Company issued 200,000 common shares pursuant to a conversion of warrants for gross proceeds of $10,000.

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

BUSINESS AND PLAN OF OPERATIONS

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

Luminar will bring media and marketing expertise to the TherOZap™ trade name.  The Company’s strategy in 2017 will be to commercialize TherOZap™.  As Jenex moves from a working prototype to full device production, Luminar will roll out a marketing strategy focused on the continental United States.  A Class II medical device status from the FDA, this platform technology has indicated for the relief of the pain, itch, and inflammation from over 20,000 different insect stings and bites (including bees, wasps, hornets, mosquitoes, black flies and jellyfish).  As a chemical free treatment, these benefits alone are sufficient to support a viable retail sales strategy.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017. the Company had assets of $1,373, and liabilities of $126,245 and an accumulated deficit of $4,101,437. As of December 31, 2016, the Company had assets of $2,601, and $214,544 of liabilities and an accumulated deficit of $418,308. During the quarter ended March 31, 2017, the Company issued 8,000,000 of restricted common shares to the CEO as compensation. This was recorded in expenses with a value of $3,600,000. The decrease in liabilities was the result of convertible loans being repaid or converted into common shares. The Company will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations. The TherOzap prototype is working and is being tested. The Company expects to begin marketing and selling the device in the second half of 2017. Operating expenses comprised of professional fees, general and administrative expenses totaled $13,123 for the three months ended March 31, 2017 compared to $22,866 for the first quarter of 2015.  The decrease was due to lower professional and management fees in 2017. Share based awards to the CEO in the first three months ended March 31, 2017 resulted in the Company recording $3,600,000 in compensation expense.  There were no such share awards in the same three month period of 2016. Increased amortization of debt discount, higher financing costs and a negative change in derivative liability pushed the net loss to $3,683,129 (2015 - $25,723)

GOING CONCERN

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. In accordance with ASU 2014-15, management has evaluated the company’s ability to continue as a going concern. Management has determined that there is substantial doubt that the company will continue as a going concern due to the Company's accumulated deficit of $4,101,437 as of March 31, 2017 (December 31, 2016 - $418,308). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (March 31, 2017). The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that, as of March 31, 2017, disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our most recent Form 10-K as filed with the SEC on April 25, 2017.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Interim Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Interim Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to the Condensed Interim Consolidated Financial Statements.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LUMINAR MEDIA GROUP INC.

(formerly Golden Edge Entertainment Inc.)

Signature	Capacity	Date
/s/ Christopher Cook Christopher Cook	Chief Executive Officer, (Principal Executive Officer)	May 18, 2017

/s/ Mirsad Jakubovic Mirsad Jakubovic	Chief Financial Officer, (Principal Financial Officer)	May 18, 2017