Form 10-Q/A
period 2017-03-31
Golden Edge Entertainment, Inc.
filed 2017-05-18
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

 Luminar Media Group, Inc. (formerly Golden Edge Entertainment, Inc.) (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 18, 2017 (the “Original Filing Date”), to furnish XBRL filings.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

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