Form 10-Q
period 2017-06-30
Golden Edge Entertainment, Inc.
filed 2017-08-22
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2017

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

 Yes [  ]   No [X]

There were 28,001,474 shares of Luminar common stock outstanding as of August 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:         None.

The accompanying notes are an integral part of these condensed interim consolidated financial statements

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Supplemental Information:

Convertible notes settled through

exercise of warrants

$  40,000

          -

The accompanying notes are an integral part of these condensed interim consolidated financial statements

LUMINAR MEDIA GROUP, INC.

(Formerly Golden Edge Entertainment, Inc.)

Notes to Condensed Interim Consolidated Financial Statements

June 30, 2017

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

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2017, and the results of its operations for the three and six month periods ended June 30, 2017, and 2016 and its cash flows for the six-month periods ended June 30, 2017 and 2016. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

The accompanying condensed interim consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Big Data Media, LLC. All inter-company transactions have been eliminated upon consolidation.

Estimates

The preparation of condensed interim consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit as of June 30, 2017 in the amount of $4,142,704 ($418,308 - December 31, 2016) and a working capital deficiency of $150,300 at June 30, 2017 (December 31, 2016 - $211,943). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying condensed interim consolidated financial statements have been prepared assuming the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Such adjustments could be material.

NOTE 4. CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE LINE OF CREDIT

On September 9, 2015, the Company issued a convertible line of credit to an investor that provides for a maximum borrowing of $50,000.  During the year ended December 31, 2015, the Company borrowed $10,000 under this convertible line of credit. The convertible line of credit (i) is unsecured, (ii) bears interest at the rate of 8% per annum, and (iii) was due on September 9, 2016. The outstanding balance under this convertible line of credit is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% of the bid price on the day of conversion. In September 2016, the convertible line was extended to September 9, 2017 and the maximum borrowing was increased to $100,000. On October 4, 2016, the Company converted $24,100 from the convertible line credit into 308,974 common shares of the Company. During 2016, the Company borrowed an additional $44,500 under this convertible debenture. On February 17, 2017, an amount of $9,600 was transferred from accounts payable to the line of credit and the Company converted $40,000 from the convertible line credit into 312,500 common shares, which settled the convertible line of credit in full.

Due to the variable conversion price associated with this convertible line of credit, the Company has determined that the conversion feature is considered a derivative liability.  The embedded conversion feature at the date of each draw during the six month period ended June 30, 2017, was estimated to be $24,719 (2016 - $12,336), which was recorded as a derivative liability as of the date of issuance.  The debt discount is being amortized over the term of the convertible line of credit.

The Company received on July 27, 2015, a total of $10,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.40 per share. The expiry date of the convertible note was extended to July 31, 2018.

The Company received on January 8, 2016, a total of $20,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note was January 8, 2017. On January 4, 2017, the Company repaid the note payable through the exercise of warrants.

The Company received on April 1, 2016 a total of $17,800 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 8% per annum. This note was payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note was April 1, 2017. In March 2017, the Company repaid the amount of the note payable through the exercise of warrants.

The Company received on October 26, 2016 a total of $30,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 12% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note is October 26, 2017.

The Company received on November 21, 2016, a total of $20,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 12% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note is November 21, 2017.

On February 20, 2017, the Company entered into a convertible line of credit that bears interest at 8% per annum. The maximum borrowing under the line of credit is $50,000. The holder can convert the principle and accrued interest into common shares. The number of common shares into which the loan can be converted shall be determined by dividing the amount being converted by 90% of the bid price on the day of the conversion. A total of $5,000 has been drawn on the line of credit as at June 30, 2017.

On March 22, 2017, the Company entered into a convertible loan in the amount of $15,000. The loan is payable in one year and bears interest at 8% per annum. The Holder can convert the principle and accrued interest into common shares. The number of common shares into which the loan can be converted shall be determined by dividing the amount being converted by 60% of the bid price on the day of the conversion.

The Company recognized $42,414 during the six months ended June 30, 2017 (2016 - $27,937) related to the amortization of the debt discount.

NOTE 5. DERIVATIVE LIABILITY

The convertible line of credits discussed in Note 4 have a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes option pricing model with the following assumptions to estimate the fair value of derivative liability at:

	June 30, 2017	December 31, 2016
Stock price	0.15	0.52
Risk free rate	1.09%	0.35%
Expected volatility	207.1%	253.6%
Conversion/ exercise price	0.101	0.312
Expected dividend rate	0%	0%
Term (years)	0.71	0.69

The following table represents the Company’s derivative liability activity for the periods ended June 30, 2017 and December 31, 2016:

	Amount	Amount
	June 30, 2017	December 31, 2016
Derivative liability balance, beginning of period	$42,770	13,358
Issuance of derivative liability during the period	44,492	120,135
Conversion of debt	(79,398)	(22,713)
Change in derivative liability during the period	13,572	(68,010)
Derivative liability balance, end of period	$21,385	42,770

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of June 30, 2017, there were a total of 28,001,474 (December 31, 2016 - 18,688,974) common shares issued and outstanding.

•

On January 25, 2017, the Company issued 400,000 common shares pursuant to a conversion of warrants at an exercise price of $0.05.

•

On March 2, 2017, the Company issued 312,500 common shares pursuant to a conversion of the convertible line of credit. The debt was converted at a price of $0.128 per common share based on the trading price on that date and the conversion rate.

•

On March 6, 2017, the Company issued 8,000,000 restricted common shares to the Chief Executive Officer as compensation, valued at $3,600,000 based on the trading price on that date.  This amount has been recorded as an Operating expense on the condensed interim consolidated statement of operations.

•

On March 15, 2017, the Company issued 400,000 common shares pursuant to a conversion of warrants at an exercise price of $0.05 per common share.

•

On April 17, 2017, the Company issued 200,000 common shares pursuant to a conversion of warrants. The warrants were exercised at a price of $0.05 per common share.

As a result of these issuances there were a total 28,001,474 common shares issued and outstanding, and a total of 2,800,000 warrants to acquire common shares at $0.05 issued and outstanding at June 30, 2017.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2017, and December 31, 2016, no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 7. LOSS PER SHARE

The computation of loss per share for the three and six month periods ended June 30, 2017 and 2016 is as follows:

For the six months ended June 30, 2017, the net loss is $3,724396 ($76,742 – June 30, 2016). The weighted average number of common shares is 21,698,186 (17,580,000 – June 30, 2016) for a basic loss per share of $ 0.1716 ($ 0.0044 – June 30, 2016). For the three months ended June 30, 2017, the net loss is $41,267 ($51,019 – June 30, 2016). The weighted average number of common shares is 21,698,186 (17,580,000 – June 30, 2016) for a basic loss per share of $0.0019 ($0.0029 – June 30, 2016).

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

NOTE 10. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00.  During 2015, the warrant exercise price was changed to $0.05 and the life of the warrants was extended by two years. The value of the modification was estimated using a Black-Scholes pricing model and was determined to be not material. All warrants are exercisable at any time prior to November 19, 2017. As of June 30, 2017, 2,200,000 warrants have been exercised at $0.05. There are 2,800,000 warrants outstanding as of June 30, 2017, with an exercise price of $0.05 per share (December 31, 2016 - 3,800,000).

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

Mirsad Jakubovic, Chief Financial Officer, is a Chartered Professional Accountant and brings more than 25 years of finance experience to his role, having served as a director and executive to a number of public companies.  Mr. Jakubovic also serves as Chief Financial Officer of Medifocus Inc. and Stroud Resources Ltd. both TSX Venture Exchange companies.  Mr. Jakubovic holds an MBA in Finance from Richard Ivey School of business and a Bachelor of Commerce from the University of Toronto.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, the Company had assets of $85, and liabilities of $150,385 and an accumulated deficit of $4,136,865. As of December 31, 2016, the Company had assets of $2,601, and $214,544 of liabilities and an accumulated deficit of $418,308. During the six months ended June 30, 2017, the Company issued 8,000,000 of restricted common shares to the CEO as compensation. This was recorded in expenses with a value of $3,600,000. The decrease in liabilities was the result of convertible loans being repaid or converted into common shares. The Company will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations. The TherOzap prototype is working and is being tested. The Company expects to begin marketing and selling the device in the second half of 2017. Operating expenses, excluding stock based compensation, comprised of professional fees, general and administrative expenses totaled $43,275 for the six months ended June 30, 2017 compared to $52,904 for the second quarter of 2016.  The decrease was due to lower professional and management fees in 2017. Share based awards to the CEO in the first three months of 2017 resulted in the Company recording $3,600,000 in compensation expense.  There were no such share awards in the during 2016. Increased amortization of debt discount, higher financing costs and a negative change in derivative liability pushed the net loss to $3,718,556 for the six months period ended June 30, 2017 (2016 - $76,742).

GOING CONCERN

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. In accordance with ASU 2014-15, management has evaluated the Company’s ability to continue as a going concern. Management has determined that there is substantial doubt that the Company will continue as a going concern due to the Company's accumulated deficit of $$4,136,865 as of June 30, 2017 (December 31, 2016 - $418,308). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (June 30, 2017). The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that, as of June 30, 2017, disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Interim Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Interim Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to the Condensed Interim Consolidated Financial Statements.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LUMINAR MEDIA GROUP INC.

(formerly Golden Edge Entertainment Inc.)

Signature	Capacity	Date
/s/ Christopher Cook Christopher Cook	Chief Executive Officer, (Principal Executive Officer)	August 21, 2017

/s/ Mirsad Jakubovic Mirsad Jakubovic	Chief Financial Officer, (Principal Financial Officer)	August 21, 2017