Form 10-Q
period 2017-09-30
Golden Edge Entertainment, Inc.
filed 2017-11-22
CIK 1575913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

 Yes [  ]   No [X]

There were 28,001,474 shares of Luminar common stock outstanding as of November 21, 2017.

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

September 30, 2017

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Luminar Media Group, Inc. (“the Company” or “Luminar”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013, and to Luminar Media Group, Inc. on August 26, 2016. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder. The Company incorporated its 100% owned subsidiary, Big Data Media, LLC., ("BDM") under the laws of the State of Delaware on June 1, 2016.

The Company announced on September 20, 2017 that the exclusive license agreement with The Jenex Corporation ("Jenex") was terminated. Management still retains the digital media and marketing expertise that is being deployed to identify new technology partnership opportunities that can be used to create near term revenues.

Luminar is looking for early stage commercial technologies that can benefit from the team’s entrepreneurial spirit, extensive knowledge and experience in the media, marketing and entertainment industries. We are specifically looking for new tools to communicate with a broad audience that takes advantage of the emerging landscape in how users learn, work and consume media on a variety of digital devices. At Luminar, we embrace the challenge of the constantly evolving business landscape and our determined culture will identify profitable solutions that evolve with the changing business paradigm.

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

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2017, and the results of its operations for the three and nine month periods ended September 30, 2017, and 2016 and its cash flows for the nine month periods ended September 30, 2017 and 2016. Note disclosures have been presented for material updates to the information previously reported in the annual financial statements.

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

NOTE 3. GOING CONCERN

The Company sustained an accumulated deficit as of September 30, 2017 in the amount of $4,155,155 ($418,308 - December 31, 2016) and a working capital deficiency of $168,590 at September 30, 2017 (December 31, 2016 - $211,943). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 4. CONVERTIBLE NOTES PAYABLE, CONVERTIBLE LINE OF CREDITAND DUE TO RELATED PARTIES

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

The Company received on October 26, 2016 a total of $30,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 12% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note is October 26, 2017. The Company is negotiating with the lender to extend the expiry dates of the loans.

The Company received on November 21, 2016, a total of $20,000 by issuance of a convertible note. This convertible promissory note bears interest from the date of issuance at the rate of 12% per annum. This note is payable one year from the date of issuance. It is convertible any time at a fixed price of $0.20 per share. The expiry date of the convertible note is November 21, 2017. The Company is negotiating with the lender to extend the expiry dates of the loans.

On February 20, 2017, the Company entered into a convertible line of credit that bears interest at 8% per annum. The maximum borrowing under the line of credit is $50,000. The holder can convert the principle and accrued interest into common shares. The number of common shares into which the loan can be converted shall be determined by dividing the amount being converted by 90% of the bid price on the day of the conversion. A total of $5,000 has been drawn on the line of credit as at September 30, 2017.

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

The Company recognized $50,216 during the nine months ended September 30, 2017 (2016 - $30,998) related to the amortization of the debt discount.

During the three months ended September 30, 2017, the Company received advances from related parties in the amount of $35,708. These advances are short term and non-interest bearing and due on demand.

NOTE 5. DERIVATIVE LIABILITY

The convertible notes payable, and convertible lines of credit discussed in Note 4 have a variable conversion price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses the Black-Scholes option pricing model with the following weighted average assumptions to estimate the fair value of derivative liability at:

	September 30, 2017	December 31, 2016
Stock price	$0.08	$0.52
Risk free rate	1.52%	0.35%
Expected volatility	326%	253%
Conversion/ exercise price	$0.054	$0.312
Expected dividend rate	0%	0%
Term (years)	0.45	0.69

The following table represents the Company’s derivative liability activity for the periods ended September 30, 2017 and December 31, 2016:

	Amount	Amount
	September 30, 2017	December 31, 2016
Derivative liability balance, beginning of period	$42,770	13,358
Issuance of derivative liability during the period	44,492	120,135
Conversion of debt	(79,398)	(22,713)
Change in derivative liability during the period	16,164	(68,010)
Derivative liability balance, end of period	$24,028	42,770

NOTE 6. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of September 30, 2017, there were a total of 28,001,474 (December 31, 2016 - 18,688,974) common shares issued and outstanding.

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

As a result of these issuances there were a total 28,001,474 common shares issued and outstanding, and a total of 2,800,000 warrants to acquire common shares at $0.05 issued and outstanding at September 30, 2017.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2017 and December 31, 2016, no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 7. LOSS PER SHARE

The computation of loss per share for the three and nine month periods ended September 30, 2017 and 2016 is as follows:

For the nine months ended September 30, 2017, the net loss is $3,736,846 (2016 – $99,417). The weighted average number of common shares is 24,174,762 (2016 – 17,613,700) for a basic loss per share of $ 0.15 (2016 – $ 0.01). For the three months ended September 30, 2017, the net loss is $18,290 (2016 – $22,675). The weighted average number of common shares is 28,001,474 (2016 – 17,680,00) for a basic loss per share of $0.00 (2016 –$0.00).

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

NOTE 10. WARRANTS

On December 30, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of Spicy Gourmet Organics, Inc. (“SGO”) to the administrative creditors of SGO. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “ A Warrants ” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “ B Warrants ” each convertible into one share of common stock at an exercise price of $4.00; 1,000,000 “ C Warrants ” each convertible into one share of common stock at an exercise price of $5.00; 1,000,000 “ D Warrants ” each convertible into one share of common stock at an exercise price of $6.00; and 1,000,000 “ E Warrants ” each convertible into one share of common stock at an exercise price of $7.00.  During 2015, the warrant exercise price was changed to $0.05 and the life of the warrants was extended by two years. The value of the modification was estimated using a Black-Scholes pricing model and was determined to be not material. All warrants are exercisable at any time prior to November 19, 2017 (see Note 11- extended subsequent to September 30, 2017 to November 19, 2018). As of September 30, 2017, 2,200,000 warrants have been exercised at $0.05. There are 2,800,000 warrants outstanding as of September 30, 2017, with an exercise price of $0.05 per share (December 31, 2016 - 3,800,000).

NOTE 11. COMMITMENTS

On October 31, 2016, the Company entered into an exclusive license agreement with The Jenex Corporation ("Jenex") in relation to Jenex’s novel thermal therapy device used for insect bites and stings.  The license gives the Company the exclusive right to sell the device in all markets outside of Canada including the United States, Europe and Asia. Under the agreement, the Company paid $25,000 in October 2016 and was obliged to pay an additional $25,000 by November 15, 2016, $75,000 by December 15, 2016 and $125,000 by February 28, 2017. The Company and Jenex have cancelled the agreement and no further amounts are owing.

NOTE 12. SUBSEQUENT EVENTS

On November 10, 2017, the Company extended the expiration date of warrants by one year to November 19, 2018.

Subsequent to September 30, 2017, the holders of the majority of the common shares of the Company voted to consolidate the common stock of the Company on the basis of 1 new share for 40 old shares and authorize 500,000,000 (Five Hundred Million) common shares and 20,000,000 preferred shares. These changes have not been reflected in the interim financial statements.

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

BUSINESS AND PLAN OF OPERATIONS

Luminar Media Group Inc. (“the Company” or “Luminar”) was organized under the name Retail Spicy Gourmet, Inc. under the laws of the State of Delaware on December 30, 2010. The name was changed to Golden Edge Entertainment, Inc. on February 26, 2013 and to Luminar Media Group, Inc. on August 26, 2016. The Company was established as part of the Chapter 11 reorganization of Spicy Gourmet Organics, Inc. (“SGO”). Under SGO’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and hold any interest which SGO had in the business of retail sales of imported spices; and (2) issue shares of its common stock to SGO's general unsecured creditors, to its administrative creditors, and to its shareholder in order to enhance their opportunity to recover from the bankruptcy estate.

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

The Company announced on September 20, 2017 that the exclusive license agreement with The Jenex Corporation ("Jenex") was terminated. Management still retains the digital media and marketing expertise that is being deployed to identify new technology partnership opportunities that can be used to create near term revenues.

Luminar is looking for early stage commercial technologies that can benefit from the team’s entrepreneurial spirit, extensive knowledge and experience in the media, marketing and entertainment industries. We are specifically looking for new tools to communicate with a broad audience that takes advantage of the emerging landscape in how users learn, work and consume media on a variety of digital devices. At Luminar, we embrace the challenge of the constantly evolving business landscape and our determined culture will identify profitable solutions that evolve with the changing business paradigm.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had assets of $2,815, and liabilities of $171,405 and an accumulated deficit of $4,155,155. As of December 31, 2016, the Company had assets of $2,601, and $214,544 of liabilities and an accumulated deficit of $418,308. In March 2017, the Company issued 8,000,000 of restricted common shares to the CEO as compensation. This was recorded in expenses with a value of $3,600,000. The decrease in liabilities was the result of convertible loans being repaid or converted into common shares. The Company expects to sustain continued operating expenses without corresponding revenues, at least for the next year, and will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations. Operating expenses, excluding stock based compensation, comprised of professional fees, general and administrative expenses totaled $49,016 for the nine months ended September 30, 2017 compared to $69,036 for the nine months ended September 30, 2016.  The decrease was due to lower professional and management fees in 2017, and a reversal of fees pertaining to Jenex. Share based awards to the CEO in the first three months of 2017 resulted in the Company recording $3,600,000 in compensation expense.  There were no such share awards in the during 2016. Increased amortization of debt discount, lower financing costs and a negative change in derivative liability pushed the net loss to $3,736,846 for the nine months ended September 30, 2017 (2016 - $99,417).

GOING CONCERN

The Company’s operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. In accordance with ASU 2014-15, management has evaluated the Company’s ability to continue as a going concern. Management has determined that there is substantial doubt that the Company will continue as a going concern due to the Company's accumulated deficit of $4,155,155 as of September 30, 2017 (December 31, 2016 - $418,308). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (September 30, 2017). The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and the principal financial officer concluded that, as of September 30, 2017, disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Interim Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to the Condensed Interim Consolidated Financial Statements.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LUMINAR MEDIA GROUP INC.

(formerly Golden Edge Entertainment Inc.)

Signature	Capacity	Date
/s/ Christopher Cook Christopher Cook	Chief Executive Officer, (Principal Executive Officer)	November 21, 2017
/s/ Mirsad Jakubovic Mirsad Jakubovic	Chief Financial Officer, (Principal Financial Officer)	November 21, 2017

The foregoing certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.